Form 10QSB
period 2004-11-30
eSecureSoft CO
filed 2005-07-12
CIK 1321511

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended November 30, 2004
                           File Number 000-51422


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

As of November 30, 2004 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

ISSUER: ESECURESOFT COMPANY  CUSIP NUMBER: 296423 10 6

        ESECURESOFT COMPANY  CIK NUMBER: 0001321511












ESECURESOFT COMPANY            Form 10-QSB          November 30, 2004

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION

ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . .  3

          Balance Sheets
           November 30, 2004 and May 31, 2004 . . . . . . . . . . . . .  4

          Statements of Operations
           Six Months Ended November 30, 2004 and
           For the Period from November 21, 2003 to
           November 30, 2003. . . . . . . . . . . . . . . . . . . . . .  5

          Statements of Operations
           Three Months Ended November 30, 2004 and
           for the Period from November 21, 2003 to
           November 30, 2003 .  . . . . . . . . . . . . . . . . . . . .  6

          Statement of Changes in Shareholders' Equity
           November 21, 2003 Through November 30, 2004  . . . . . . . .  7

          Statements of Cash Flows
           Six Months Ended November 30, 2004 and
           For the Period from November 21, 2003 to
           November 30, 2003.. . . . . . . . . . . . . . . . . . . .  .  8

          Notes to Financial Statements  . . . . . . . . . . . . . . .  10

ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . . 22

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 31


PART II       OTHER INFORMATION

ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 32

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . 32

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 32

ITEM 4 Submission Of Matters to a Vote Of Security Holders  . . . . . . 32

ITEM 5 SUBSEQUENT EVENTS  . . . . . . . . . . . . . . . . . . . . . . . 32

ITEM 6 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 41

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . 42
                                     2

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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders eSecureSoft Company
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of eSecureSoft Company as of November 30, 2004 and May 31, 2004, and the related statements of operations, for the three-month periods and the six-month periods ended November 30, 2004 and for the period from November 21, 2003, to November 30, 2003, the statement of changes in stockholders' equity from November 21, 2003 through November 30, 2004, and the statements of cash flows for the six-month periods ended November 30, 2004 and for the period from November 21, 2003 to November 30, 2003, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of eSecureSoft Company.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach
April 5, 2005

ESECURESOFT COMPANY
BALANCE SHEET
(UNAUDITED)
                                            NOVEMBER 30, 2004    MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $         494   $          -
         Prepaid Expense                                    -              -
         Loan Receivable Related Parties                5,000              -
                                                  ------------   ------------
             Total Current Assets                       5,494              -
                                                  ------------   ------------
   Other Assets
            Intangible Assets, Net                     48,744             63

                                                  ------------   ------------
             Total Other Assets                        48,744             63
                                                  ------------   ------------
TOTAL ASSETS                                    $      54,238   $         63
                                                  ============   ============
LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $           2   $          -
            Notes Payable                                  70             70
            Shareholder Loans                           8,000              -
                                                  ------------   ------------
         Total Current Liabilities                      8,072             70
                                                  ------------   ------------
     Total Liabilities                                  8,072             70
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 49,955,112 shares issued
          and outstanding                               4,996              -
         Paid-in-Capital                               53,205              -
         Accumulated deficit                          (12,035)            (7)
                                                  ------------   ------------
  Total Stockholders' Equity                           46,166             (7)
                                                  ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $     54,238  $          63
                                                  ============   ============







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ESECURESOFT COMPANY
STATEMENT OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004
AND FOR THE PERIOD FROM NOVEMBER 21, 2003, TO NOVEMBER 30, 2003
(UNAUDITED)

                                           NOVEMBER 30, 2004   NOVEMBER 30, 2003
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                  -                -
                                                 ------------     ------------
                Gross Profit                               -                -

    Operating Expenses            General and Administrative
2,508                -
            Sales and Marketing                            -                -
            Amortization                               9,520                -
                                                 ------------     ------------
          Total Operating Expenses                    12,028                -

                                                 ------------     ------------
          Loss from Operations                       (12,028)               -
                                                 ------------     ------------
   Net Loss                                      $   (12,028)     $         -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $       .00
                                                 ============     ============


Weighted Average Shares Outstanding                49,955,112               0
                                                 ============     ============

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ESECURESOFT COMPANY
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2004
AND FOR THE PERIOD FROM NOVEMBER 21, 2003, TO NOVEMBER 30, 2003
 (UNAUDITED)

                                           NOVEMBER 30, 2004   NOVEMBER 30, 2003

     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                  -                -
                                                 ------------     ------------
                Gross Profit                               -                -

    Operating Expenses
            General and Administrative                 2,506                -
            Sales and Marketing                            -                -
            Amortization                               4,760                -
                                                 ------------     ------------
          Total Operating Expenses                     7,266                -

                                                 ------------     ------------
          Loss from Operations                        (7,266)               -
                                                 ------------     ------------
     Net Loss                                   $     (7,266)     $         -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                      $       (.00)     $       .00
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ESECURESOFT COMPANY
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM NOVEMBER 21, 2003, THROUGH NOVEMBER 30, 2004
(UNAUDITED)

                     Number   At Par     Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares   $.0001   Capital   (Loss)      Equity
                ----------- -------- --------- ---------- -----------
                ----------- -------- --------- ---------- -----------
Balance,                 0        0         0          0          0
  November 21, 2003

Issuance of
 Common Stock to
 eCom eCom.com Inc.    100        -         -          -          0

Net Loss                 -        -         -         (7)        (7)
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004          100        -         -         (7)        (7)

Cancellation of
 Common Stock by
 eCom eCom.com Inc.   (100)      (0)       (0)         0          0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders   49,955,112    4,996    53,205          0     58,201

Net Loss                 -        -         -    (12,028)   (12,028)
                ----------- -------- --------- ---------- -----------
Balance,
 Nov 31, 2004   49,955,112  $ 4,996  $ 53,205   $(12,035) $  46,166
                =========== ======== ========= ========== ===========












See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ESECURESOFT COMPANY
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004
AND FOR THE PERIOD FROM NOVEMBER 21, 2003, TO NOVEMBER 30, 2003
 (UNAUDITED)

                                         NOVEMBER 30, 2004   NOVEMBER 30, 2003
                                            _______________    ________________

Cash Flows From Operating Activities
    Cash received from customers             $           -       $            -
    Cash paid to suppliers of goods
        and services                                (2,506)                   -
    Income Taxes Paid                                    -                    -
    Interest Paid                                        -                    -
    Interest Received                                    -                    -
                                            _______________    ________________
        Net Cash Flows Used in
         Operating Activities                       (2,506)                   -
                                            _______________    ________________
Cash Flows From Investing Activities
    Acquisition of Intangible Assets                     -                    -
                                            _______________    ________________
        Net Cash Flows Provided By
         (Used In) Investing Activities                  -                    -
                                            _______________    ________________
Cash Flows From Financing Activities
    Proceeds of Loans from Stockholders             10,000                    -
    Payments on Loans from Stockholders             (2,000)                   -
    Payments of Loans to Related Company            (5,000)                   -
                                            _______________    ________________
Net Cash Flows Provided By
         Financing Activities                        3,000                    -
                                            _______________    ________________
Net Increase / (Decrease) in Cash                      494                    -

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2004
 And November 21, 2003 		                   -			  -
                                            _______________    ________________
Cash and Cash Equivalents at
 End of Period, Nov 30, 2004 and 2003         $        494       $            -
                                            ===============    ================







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ESECURESOFT COMPANY
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2004
AND FOR THE PERIOD FROM NOVEMBER 21, 2003, TO NOVEMBER 30, 2003

(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                         NOVEMBER 30, 2004   NOVEMBER 30, 2003
                                           _________________   ________________

    Net Income (Loss)                        $     (12,028)      $           -
    Add items not requiring outlay of cash:
      Depreciation and amortization                  9,520                   -
    Cash was increased by:
      Decrease in accounts payable                       2                   -
      Decrease in prepaid assets                         -                   -
    Cash was decreased by:
      Increase in inventory                              -                   -
      Decrease in accounts payable                       -                   -


                                            _______________   _________________
        Net Cash Flows Used in
         Operating Activities                $      (2,506)      $           -
                                            ===============   =================



Supplemental Disclosures
Of Non Cash Investing and
Financing Activities:
-------------------------

On June 4, 2004, the Company acquired approximately $58,201 in intangible assets distributed assets from eCom eCom.com, Inc. as part of the spin-off from its Parent Company.












See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

eSecureSoft Company (the "Company") was incorporated in the State of Florida on November 21, 2003 as a wholly owned subsidiary of eCom eCom.com
Inc.("eCom") which trades on the OTC/Pink Sheets under the symbol 'ECEC.'
The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

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

                                     10
ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)


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

Since late June 2004, American Capital Holdings, Inc. has been inundated with hundreds of telephone calls from eCom shareholders, requesting delivery of their promised spin-off shares. Numerous shareholders have made demands to be sent their promised shares, many of them threatening legal action against eCom and all of the above described spin-offs, which possibly might have created contingent liabilities for all the shareholders of eCom. Because of the aforementioned financial difficulties, eCom's telephone lines were disconnected. eCom's shareholders contacted American Capital Holdings, Inc. in an effort to garner information on the status of their situation.
                                     11
ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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

                                     12

ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)


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


                                     13
ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)


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


                                     14

ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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



                                     15
ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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

---  end of May 31, 2005 8-K
                                     16
ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS (CONTINUED)

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

--  end of June 2, 2005 8-K --

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court Order was the approval of Barney A. Richmond as the new Chief Executive Officer of eComeCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger Peretz to commence with the preparation a viable plan of reorganization for eCom, all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Forms 10-SB for all the above-referenced spinoff companies. Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing. The above described June 6, 2005 Court Orders are appended herein as Exhibit 99.7. Electronic copies of the May 16, 2005 and June 6, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

The Company does not have any off-balance sheet arrangements.
                                     17
ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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

ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

DEPRECIATION
Property and equipment are recorded at cost and depreciated over the estimated useful lives of the related assets. Depreciation is computed using the straight-line method.

AMORTIZATION
The accounting for a recognized intangible asset acquired after June 30, 2001 is based on its useful life to the Company. If an intangible asset has a finite life, but the precise length of that life is not known, that intangible asset shall be amortized over management's best estimate of its useful life.
An intangible asset with an indefinite useful life is not amortized. The useful life to an entity is the period over which the asset is expected to contribute directly or indirectly to the future cash flows of that entity.


NOTE C - NOTES RECEIVABLE


NOTE D - LOANS RECEIVABLE RELATED PARTIES

Loan receivable are non-interest bearing, non-collateralized loans from related parties.
                                     18
ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004


NOTE E - PROPERTY AND EQUIPMENT

None


NOTE F - PREPAID EXPENSES

None


NOTE G - INTANGIBLE ASSETS


Management has estimated that the useful life of the intangible asset is five years. The Company is amortizing the asset using the straight-line method over that period. Accumulated amortization for the periods ending November 30, 2004 and 2003 is $9,527 and $0, respectively. Amortization expense for the periods ending November 3O, 2004 and 2003 is $4,760 and $0, respectively.

NOTE H - OTHER ASSETS

None

NOTE I - STOCKHOLDER LOANS AND NOTE PAYABLE

The stockholder loan is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.

The note payable is a non-interest bearing, non-collateralized note to a related party.

NOTE J - COMMITMENTS AND CONTINGENCIES

None


NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2004 totals approximately $9,535. These carry-forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.


                                     19

ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE K - INCOME TAXES (CONTINUED)

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

NOTE L STOCKHOLDERS' EQUITY

The computation of diluted loss per share before extraordinary item for the six months ended November 30, 2004 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                    February 29, 2004
                                                    --------------
         Loss carry forward for tax purposes        $       9,535
                                                    ==============
         Deferred tax asset (34%)                           3,242
         Valuation allowance                               (3,242)
                                                    --------------
         Net deferred tax asset                     $           -
                                                    ==============
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of November 30, 2004 was approximately $9,535. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.
                                     20

ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

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





                                     21

ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
SIX MONTHS ENDED NOVEMBER 30, 2004

NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and is effective for financial instruments entered into after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability because that financial instrument embodies an obligation of the issuer. The Company has adopted SFAS No. 150 and the adoption has had no impact on the Company's operating results or financial position.

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



                                     27
ESECURESOFT COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

On May 31, 2005 eCom eCom.com, Inc. filed form 8-K, accession number 0001000459-05-000001 stating the board of directors of each spin-off company authorized a 100 to 1 reverse split of the outstanding 49,955,112 shares of the following spin-off companies:

Name of                         SEC/EDGAR             Standard & Poor's
Spin-off Company                CIK No.                  Cusip  No.
-----------------------------   ---------------       -----------------
USA Performance Products, Inc.  CIK 0001321509        90341L 10 2
eSecureSoft, Company            CIK 0001321511        296423 10 6
USAS Digital, Inc.              CIK 0001321508        90341K 10 4
Pro Card Corporation            CIK 0001321500        74270Q 10 0
AAB National Company            CIK 0001321506        000303 10 7
A Classified Ad, Inc.           CIK 0001321499        00089Y 10 9
A Super Deal.com, Inc.          CIK 0001321507        00210R 10 6
Swap & Shop.Net Corp.           CIK 0001321510        869894 10 5
                                        28

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

--  end of June 2, 2005 8-K --

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court Order was the approval of Barney A. Richmond as the new Chief Executive Officer of eComeCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger Peretz to commence with the preparation a viable plan of reorganization for eCom, all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Forms 10-SB for all the above-referenced



                                     29

ESECURESOFT COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

spinoff companies. Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing. The above described June 6, 2005 Court Orders are appended herein as Exhibit 99.7. Electronic copies of the May 16, 2005 and June 6, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

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














                                     30
ESECURESOFT COMPANY

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


ITEM 3. CONTROLS AND PROCEDURES

EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS:
Within the 90 days prior to the date of this Quarterly Report on Form 10-QSB, the Company evaluated the effectiveness of the design and operation of its 'disclosure controls and procedures'("Disclosure Controls"). This 'evaluation' ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer/Chairman ("CEO")and Chief Financial Officer ("CFO"). As a result of this review, the Company adopted guidelines concerning disclosure controls and the establishment of a disclosure control committee made up of senior management.

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:
The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls")will prevent all error and all fraud. control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of




                                      31
ESECURESOFT COMPANY
ITEM 3. CONTROLS AND PROCEDURES (CONTINUED)

changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

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

ESECURESOFT COMPANY
ITEM 5. SUBSEQUENT EVENTS.

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

ESECURESOFT COMPANY
ITEM 5. SUBSEQUENT EVENTS.

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

ESECURESOFT COMPANY
ITEM 5. SUBSEQUENT EVENTS.

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

ESECURESOFT COMPANY
ITEM 5. SUBSEQUENT EVENTS.


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

ESECURESOFT COMPANY
ITEM 5. SUBSEQUENT EVENTS.

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

ESECURESOFT COMPANY
ITEM 5. SUBSEQUENT EVENTS.


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

On behalf of eCom, American Capital Holdings has filed the requisite filings to bring eCom current. The accession number eCom's November 30, 2004 Form 10-QSB is 0001000459-00-000000, and the accession number for eCom's February 28, 2005 Form 10-QSB is 0001000459-00-000000. eCom's file number is 000-23617.
                                     38


ESECURESOFT COMPANY
ITEM 5. SUBSEQUENT EVENTS.

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







                                     39
ESECURESOFT COMPANY
ITEM 5. SUBSEQUENT EVENTS.

For mail reference purposes, appended herewith, as Exhibit 99.6, is a schedule of each shareholder last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one (1) United States Postal Certified Mail envelope.

--  end of June 2, 2005 8-K --

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court Order was the approval of Barney A. Richmond as the new Chief Executive Officer of eComeCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger Peretz to commence with the preparation a viable plan of reorganization for eCom, all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Forms 10-SB for all the above-referenced spinoff companies. Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing. The above described June 6, 2005 Court Orders are appended herein as Exhibit 99.7. Electronic copies of the May 16, 2005 and June 6, 2005 court transcripts are available on the eCom website, www.ecomecom.net.

The Company does not have any off-balance sheet arrangements.























                                     40


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

     Exhibit 99.3 Annual Report filed February 23, 2005 filed with the Florida Department of State(incorporated by reference to the Company's Form 10SB)

     Exhibit 99.4 Edgar CIK Confirmation, received March 23, 2005 (incorporated by reference to the Company's Form 10SB)


     Exhibit 99.5 On March 29, 2004, David Panaia prepared and issued a Press Release announcing the appointment of Barney A. Richmond as President of eCom. (incorporated by reference to the Company's Form 10SB)

     Exhibit 99.6 List of Shareholders as of May 31, 2005 who received Spinoff shares and corresponding Certified Mail numbers of Share Certificates mailed June 2, 2005 (incorporated by reference to the Company's Form 10SB)


     Exhibit 99.7 Court Orders from Involuntary Bankruptcy Petition of eComeCom.com, Inc. (incorporated by reference to the Company's Form 10SB)











                                     41

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

July 8, 2005                    By:  /s/  Barney A. Richmond
                                             Barney A. Richmond,
                                             Chief Executive Officer

July 8, 2005                    By:  /s/  Richard C. Turner
                                             Richard C. Turner,
                                             Chief Financial Officer

SIGNATURES AND CERTIFICATIONS
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barney A. Richmond, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of eSecureSoft Company.

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



                                     42

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


Date: July 8, 2005

/s/ Barney A. Richmond
--------------------------
Barney A. Richmond
President


EXHIBIT 31.2

CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of eSecureSoft Company.

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

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer



EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Registration Statement of eSecureSoft Company, a Florida corporation (the "Company"), on Form 10-QSB for the period ending November 30, 2004 as filed with the Securities and Exchange Commission (the "Report"), Barney
A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. 1350), that to his knowledge:



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