Form 10QSB
period 2005-02-28
eSecureSoft CO
filed 2005-07-12
CIK 1321511

SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

                                Form 10-QSB
          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended February 28, 2005
                           File Number 000-51422

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

As of February 28, 2005 the issuer had 49,955,112 shares of common stock, $.0001 Par Value, outstanding.

Transitional Small Business Disclosure format:  Yes [   ]   No [ X ]

ISSUER: ESECURESOFT COMPANY  CUSIP NUMBER: 296423 10 6

        ESECURESOFT COMPANY  CIK NUMBER: 0001321511













ESECURESOFT COMPANY            Form 10-QSB          February 28, 2005

                                       INDEX

                                                                    PAGE NO.
PART I    FINANCIAL INFORMATION


ITEM 1    FINANCIAL STATEMENTS

          Independent Accountants' Report . . . . . . . . . . . . . . .  3

          Balance Sheets
           February 28, 2005 and May 31, 2004 . . . . . . . . . . . . .  4

          Statement of Operations
           Nine Months Ended February 28, 2005 and for the Period
            From November 21, 2003 through February 29, 2004  . . . . .  5

          Statement of Operations
           Three Months Ended February 28, 2005, and for the Period
            From November 21, 2003 through February 29, 2004 . . . . ..  6

          Statement of Changes in Shareholders' Equity
           From November 21, 2003 Through February 28, 2005 . . . . . .  7

          Statement of Cash Flows
           Nine Months Ended February 28, 2005, and for the Period
            From November  21, 2003 through February 29, 2004. . . .  .  8

          Notes to Financial Statements  . . . . . . . . . . . . . . .  10


ITEM 2 Management's Discussion and Analysis or Plan of Operation  . . . 23

ITEM 3 Controls and Procedures  . . . . . . . . . . . . . . . . . . . . 32


PART II       OTHER INFORMATION

ITEM 1 Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . 33

ITEM 2 Unregistered Sales Of Equity Securities and Use Of
       Proceeds . . . . . . . . . . . . . . . . . . . . . . . . . . . . 33

ITEM 3 Defaults Upon Senior Securities  . . . . . . . . . . . . . . . . 33

ITEM 4 Submission Of Matters to a Vote Of Security Holders  . . . . . . 33

ITEM 5 Subsequent Events  . . . . . . . . . . . . . . . . . . . . . . . 33

ITEM 6 Exhibits . . . . . . . . . . . . . . . . . . . . . . . . . . . . 42

SIGNATURES AND CERTIFICATIONS . . . . . . . . . . . . . . . . . . . . . 43


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
                               (561) 626-0400

Thomas B. Andres, C.P.A.*, C.V.A.                     FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


                       Independent Accountants' Report


To the Board of Directors and Stockholders eSecureSoft Company
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheet of eSecureSoft Company as of February 28, 2005 and May 31, 2004, and the related statements of operations, for three and nine month periods ended February 28, 2005 and for the period from November 21, 2003, to February 28, 2005, the statement of changes in stockholders' equity from November 21, 2003 through February 28, 2005, and the statement of cash flows for the nine month periods ended February 28, 2005 and for the period from November 21, 2003, through February 28, 2005, in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these financial statements is the representation of the management of eSecureSoft Company.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach
April 5, 2005








                                     3

ESECURESOFT COMPANY
BALANCE SHEET
FEBRUARY 28, 2005 AND MAY 31, 2004
(UNAUDITED)
                                            FEBRUARY 28, 2005    MAY 31, 2004
ASSETS
    Current Assets
         Cash and Cash Equivalents              $         488   $          0
         Loan Receivable Related Parties                5,000              0
         Notes Receivable                                   0              0
         Prepaid Expense                                    0              0

                                                 ------------   ------------
             Total Current Assets                       5,488              0
                                                  ------------   ------------
    Other Assets
            Intangible Assets, Net                     43,984             63
                                                  ------------   ------------
             Total Other Assets                        43,984             63
                                                  ------------   ------------

TOTAL ASSETS                                    $      49,472   $         63
                                                  ============   ============

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                    $           2   $          0
            Notes Payable                                  70             70
            Shareholder Loans                           8,150              0
                                                  ------------   ------------
         Total Current Liabilities                      8,222             70
                                                  ------------   ------------
     Total Liabilities                                  8,222             70
                                                  ------------   ------------
     Stockholders' Equity
         Common Stock $.0001 par value, 100 million
          shares authorized, 49,955,112 shares issued
          and outstanding                               4,996              0
         Paid-in-Capital                               53,205              0
         Accumulated deficit                          (16,951)            (7)
                                                  ------------   ------------
  Total Stockholders' Equity                           41,250             (7)
                                                  ------------   ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY         $     49,472   $         63
                                                  ============   ============





See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

                                     4
ESECURESOFT COMPANY
STATEMENT OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND FOR THE PERIOD
FROM  NOVEMBER 21, 2003 TO FEBRUARY 29, 2004
(UNAUDITED)

                                            FEBRUARY 28, 2005 FEBUARY 29, 2004
                                                 ------------     ------------
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                  -                -
                                                 ------------     ------------
                Gross Profit                               -                -

    Operating Expenses
            General and Administrative                 2,664                -
            Sales and Marketing                            -                -
            Amortization                              14,280                -
                                                 ------------     ------------
          Total Operating Expenses                    16,944                -

                                                 ------------     ------------
          Loss from Operations                       (16,944)               -
                                                 ------------     ------------

   Other Income (Expense)
          Discontinued Operations                          -                -
                                                 ------------     ------------
   Net Other Expenses                                      -                -

                                                 ------------     ------------
   Net Loss                                      $   (16,944)     $         -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $      (.00)
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============












See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ESECURESOFT COMPANY STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2005 AND FOR THE PERIOD
FROM NOVEMBER 21, 2003 TO FEBRUARY 29, 2004

(UNAUDITED)

                                            FEBRUARY 28, 2005 FEBUARY 29, 2004
                                                 ------------     ------------
     Revenues
            Net Sales                           $          -      $         -
            Cost of Sales                                  -                -
                                                 ------------     ------------
                Gross Profit                               -                -

    Operating Expenses
            General and Administrative                   156                -
            Sales and Marketing                            -                -
            Amortization                               4,760                -
                                                 ------------     ------------
          Total Operating Expenses                     4,916                -

                                                 ------------     ------------
          Loss from Operations                        (4,916)               -

    Other Income (Expense)
          Discontinued Operations                          -                -
                                                 ------------     ------------
    Net Other Expenses                                     -                -

                                                 ------------     ------------
   Net Loss                                      $    (4,916)     $         -
                                                 ============     ============

Basic and Diluted
 Net Loss Per Common Share                       $      (.00)     $      (.00)
                                                 ============     ============


Weighted Average Shares Outstanding               49,955,112                0
                                                 ============     ============











See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ESECURESOFT COMPANY
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM NOVEMBER 21, 2003, THROUGH FEBRUARY 28, 2005
(UNAUDITED)

Number   At Par     Add'l  Retained      Total
                       of      Value   Paid In  Earnings  Stockholder
                     Shares   $.0001   Capital   (Loss)      Equity
                ----------- -------- --------- ---------- -----------
                ----------- -------- --------- ---------- -----------
Balance,                 0        0         0          0          0
  November 21, 2003

Issuance of
 Common Stock to
 eCom eCom.com Inc.    100        -         -          -          0

Net Loss                 -        -         -         (7)        (7)
                ----------- -------- --------- ---------- -----------
Balance,
 May 31, 2004          100        -         -         (7)        (7)

Cancellation of
 Common Stock by
 eCom eCom.com Inc.   (100)      (0)       (0)         0          0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders   49,955,112    4,996    53,205          0     58,201

Net Loss                 -        -         -    (16,944)   (16,944)
                ----------- -------- --------- ---------- -----------
Balance,
 Aug 31, 2004   49,955,112  $ 4,996  $ 53,205   $(16,951) $  41,250
                =========== ======== ========= ========== ===========

















See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ESECURESOFT COMPANY
STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED FEBRUARY 28, 2005 AND FOR THE PERIOD
FROM NOVEMBER 21, 2003, TO FEBRUARY 29, 2004
(UNAUDITED)

                                        February 28, 2005      February 29, 2004
                                           _______________      ________________

Cash Flows From Operating Activities
    Cash received from customers           $             0      $             -
    Cash paid to suppliers of goods
        and services                                (2,662)                   -
    Income Taxes Paid                                    0                    -
    Interest Paid                                        0                    -
Interest Received                                    0                    -
                                            _______________     ________________
        Net Cash Flows Used in
         Operating Activities                       (2,662)                   -
                                            _______________     ________________
Cash Flows From Investing Activities
    Payment of Intangible Assets                         -                    -
                                            _______________     ________________
        Net Cash Flows Provided By
         (Used In) Investing Activities                  -                    -
                                            _______________     ________________
Cash Flows From Financing Activities
    Proceeds from Shareholders                      10,150                    -
    Payments to Shareholders                        (2,000)                   -
    Loans to Related Companies                      (5,000)                   -
                                            _______________     ________________
        Net Cash Flows Provided By
         Financing Activities                        3,150                    -
                                            _______________     ________________
Net Increase / (Decrease) in Cash                      488                    -

Cash and Cash Equivalents at
 Beginning of Period, June 1, 2004
 And November 21, 2003                                   0                    -
                                            _______________     ________________
Cash and Cash Equivalents at
 End of Period, Feb 28, 2005
 And Feb 29, 2004                           $          488      $             -
                                            ===============     ================







See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ESECURESOFT COMPANY
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2005 AND FOR THE PERIOD
FROM NOVEMBER 21, 2003, TO FEBRUARY 29, 2004
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities

                                          FEBRUARY 28, 2005   FEBRUARY 29, 2004
                                           _________________   ________________

    Net Income (Loss)                        $     (16,944)      $           -
    Add items not requiring outlay of cash:
      Depreciation and amortization                 14,280                   -
    Cash was increased by:
      Decrease in prepaid assets                         -                   -
      Increase in accounts payable                       2                   -
    Cash was decreased by:
      Increase in inventory                              -                   -
      Decrease in accounts payable                       -                   -


                                            _______________   _________________
        Net Cash Flows Used in
         Operating Activities                $      (2,662)      $           -
                                            ===============   =================



Supplemental Disclosures
Of Non Cash Investing and
Financing Activities:
-------------------------

The Company acquired approximately $58,201 in intangible assets in distributed assets from eCom eCom.com, Inc. as part of the spin-off from its Parent Company.












See accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE A - HISTORY AND DESCRIPTION OF BUSINESS

eSecureSoft Company (the "Company") was incorporated in the State of Florida on November 21, 2003 as a wholly owned subsidiary of eCom eCom.com, Inc.( "eCom") which trades on the OTC/Pink Sheets under the symbol 'ECEC.' The Company's main office is located at 100 Village Square Crossing, Suite 202, Palm Beach Gardens, Florida 33410, and the telephone number is (561) 207-6395.

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




                                     10
ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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




                                     11
ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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


                                     12
ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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





                                     13
ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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


                                     14
ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

                                     15
ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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



                                     16
ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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



                                     17
ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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









                                     18
ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE B - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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


NOTE E - PROPERTY AND EQUIPMENT

None


NOTE F - PREPAID EXPENSES

None


NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five years. The Company is amortizing the asset using the straight-line method over that period. Accumulated amortization for the period ending February 28, 2005 and February 29, 2004 is $14,287 and $0, respectively. Amortization expense for the three-months ending February 28, 2005 and February 29, 2004 is $4,760 and $0, respectively.






                                     19

ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE H - OTHER ASSETS

None

NOTE I - STOCKHOLDER LOANS AND NOTE PAYABLE

The stockholder loan is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.
The note payable is a non-interest bearing, non-collateralized note to a related party.


NOTE J - COMMITMENTS AND CONTINGENCIES

None


NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2005 totals approximately $14,451. These carry-forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

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










                                     20
ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

NOTE L STOCKHOLDERS' EQUITY

The computation of diluted loss per share before extraordinary item for the nine months ended February 28, 2005 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share before extraordinary items. In accordance with generally accepted accounting principles, diluted loss per share from extraordinary item is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.

NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                    February 28, 2005
                                                    --------------
         Loss carry forward for tax purposes        $      14,451
                                                    ==============
         Deferred tax asset (34%)                           4,913
         Valuation allowance                               (4,913)
                                                     -------------
         Net deferred tax asset                     $           -
                                                    ==============

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2005 was approximately $14,451. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward has been fully reserved.

NOTE N - RELATED PARTY TRANSACTIONS

The Company has notes payable due to related company entities. The Company owes eCom eCom.com, Inc. $70 for funds advanced to the Company for operations.
The Company owes American Capital Holdings, Inc. $10,150 for funds advanced to the Company for operations.







                                     21
ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005

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

The FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" and is effective for financial instruments entered into after May 31, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer






                                     22
ESECURESOFT COMPANY
NOTES TO FINANCIAL STATEMENTS
NINE MONTHS ENDED FEBRUARY 28, 2005
NOTE O - RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED)

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

Due to the above described dilemma caused as a direct result of Mr. Panaia's refusal to address the monies advanced by American Capital to eCom, on November 22, 2004, Barney A. Richmond resigned as an Officer and Director of eCom. Mr. Panaia also refused to file an 8-K statement regarding Mr. Richmond's resignation. Being there were no other options available, on November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. in the United States Southern District Bankruptcy Court (In Re: Case No. 04-34535 BKC-
SHF)under Title 11, Chapter 11 of the United States Bankruptcy Code by petitioning creditors, American Capital Holdings, Inc., Richard Turner, Barney
A. Richmond, and ACHI, Inc. The Bankruptcy proceedings were initiated in an effort to restore the shareholder value lost by approximately 6,000+ shareholders as well as implement a viable plan for reimbursement of costs incurred by American Capital Holdings, Inc., the petitioning creditors, and all other creditors/vendors who have not been paid. The aforementioned creditors are owed in excess of $1 million dollars. A copy of the June 2, 2005 Chapter 11, Title 11 Amended Involuntary Petition of eCom is posted on the eCom's website, www.ecomecom.net.
                                     25
ESECURESOFT COMPANY
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)



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




                                     26




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

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS:
The Company's management, including the CEO/CHAIRMAN and CFO, does not expect that its Disclosure Controls or its 'internal controls and procedures for financial reporting' ("Internal Controls")will prevent all error and all fraud. control system, no matter how well conceived and managed, can provide only reasonable assurance that the objectives of the control system are met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

ESECURESOFT COMPANY
ITEM 3. CONTROLS AND PROCEDURES (CONTINUED)

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

                                     33
ESECURESOFT COMPANY
ITEM 5. SUBSEQUENT EVENTS. (CONTINUED)

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

USA Performance Products, Inc. FL Corp. No. P98000006586  Fed. ID. 65-0812050
eSecureSoft Company            FL Corp. No. P03000138385  Fed. ID. 20-1068608
USAS Digital, Inc.             FL Corp. No. P03000147667  Fed. ID. 20-1069232
Pro Card Corporation           FL Corp. No. P04000015631  Fed. ID. 20-1442373
AAB National Company           FL Corp. No. P04000019818  Fed. ID. 20-1442771
A Classified Ad, Inc.          FL Corp. No. P04000038403  Fed. ID. 20-1447963
A Super Deal.com, Inc.         FL Corp. No. P04000040174  Fed. ID. 20-1449410
Swap and Shop.net Corp.        FL Corp. No. P04000040176  Fed. ID. 20-1449332
                                     34
ESECURESOFT COMPANY
ITEM 5. SUBSEQUENT EVENTS. (CONTINUED)

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



                                     35
ESECURESOFT COMPANY
ITEM 5. SUBSEQUENT EVENTS. (CONTINUED)

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



                                     37
ESECURESOFT COMPANY
ITEM 5. SUBSEQUENT EVENTS. (CONTINUED)

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




                                     37
ESECURESOFT COMPANY
ITEM 5. SUBSEQUENT EVENTS. (CONTINUED)

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



                                     38
ESECURESOFT COMPANY
ITEM 5. SUBSEQUENT EVENTS. (CONTINUED)

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

                                     44
ESECURESOFT COMPANY

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

/s/ Richard C. Turner
---------------------------
Richard C. Turner
Chief Financial Officer



EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE
SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO
SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002
(18 U.S.C. SECTION 1350)

In connection with the Registration Statement of ESECURESOFT COMPANY, a Florida corporation (the "Company"), on Form 10-QSB for the period ending February 28, 2005 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.
1350), that to his knowledge:


                                     45
ESECURESOFT COMPANY


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



















                                     46