Form 10KSB/A
period 2005-05-31
eSecureSoft CO
filed 2005-09-08
CIK 1321511

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  Amendment No. 1
                                       To
                                   FORM 10-KSB

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

                                              Number of        % of Shares
Name and Address                              Shares Owned     Outstanding
----------------                              --------------   -----------
Barney A. Richmond, Director & President       1,064,793             35.4%
601 Seafarer Cir.
Jupiter, FL

Richard C. Turner, Director, Treasurer
 & Chief Financial Officer                        47,194              1.5
4200 Oak Street
Palm Beach Gardens, FL


Linda A. Pellecchia, Director                          0                0
10701 S. Ocean Drive
Jensen Beach, FL  34957

Christopher J. Dillon, Director                        0                0
38 Fox Hunt Road
Lancaster, NY  14086
                                             ------------           -------
All Directors & Executive Officers (4 PERSONS) 1,111,987             36.9%


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

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.
(a) Exhibits
     Exhibit 3.1 Amended Articles of Incorporation of the company filed January 21, 2004 (incorporated by reference to the Company's Form 10SB)

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

     Exhibit 99.8 American Capital Holdings, Inc. Corporate Resolution
                                    44
ESECURESOFT COMPANY


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

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

eSecureSoft Company
(Registrant)

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, President
Date July 21, 2005


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




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

(2) Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;
(3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;
(4) The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and
(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: July 21, 2005
/s/ Barney A. Richmond
--------------------------
Barney A. Richmond
Principal Executive Officer


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

Date: July 21, 2005

   /s/ Richard C. Turner
---------------------------
Richard C. Turner, Principal Financial Officer

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


           /s/ Barney A. Richmond
          -----------------------
       Barney A. Richmond, Principal Executive Officer
       July 21, 2005


           /s/ Richard C. Turner
          -----------------------
       Richard C. Turner, Principal Financial Officer
       July 21, 2005




[A signed original of this written statement required by Section 906 has been provided to eSecuresoft Company and will be retained by eSecureSoft Company and furnished to the Securities and Exchange Commission or its staff upon request.]


Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to eSecureSoft Company, 100 Village Square
Crossing, Suite 202, Palm Beach Gardens, Florida 33410. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB nor has it passed upon its accuracy or adequacy.