Form 10QSB
period 2006-02-28
eSecureSoft CO
filed 2006-04-17
CIK 1321511

SECURITIES AND EXCHANGE COMMISSION
                      Washington, DC 20549

                           Form 10-QSB
    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended FEBRUARY 28, 2006
                      File Number 000-51422

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

As of February 28, 2006 the issuer had 12,006,059 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]   No [ X ]

On March 3, 2005 ESECURESOFT COMPANY applied and received Cusip Number: 296423 10 6

On March 23, 2005 ESECURESOFT COMPANY received CIK Number: 0001321511
















ESECURESOFT COMPANY                Form 10-QSB               FEBRUARY 28, 2006
A Development Stage Enterprise
                              INDEX

                                                             PAGE NO.
PART I  FINANCIAL INFORMATION


ITEM 1  FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......3

          Balance Sheets
           February 28, 2006 and 2005..................................4

          Statement of Operations
           Nine Months Ended February 28, 2006 and 2005 and from
           Inception, November 21, 2003 through February 28, 2006 .... 5

          Statement of Operations
           Three Months Ended February 28, 2006 and 2005...............6

          Statement of Changes in Shareholders' Equity
           From November 21, 2003 through February 28, 2006............7

          Statement of Cash Flows
           Nine Months Ended February 28, 2006 and 2005 and from
           Inception, November 21, 2003 through February 28, 2006 .....8

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







                                 2



                Wieseneck, Andres & Company, P.A.
                  Certified Public Accountants
                  772 U.S. Highway 1, Suite 100
                 North Palm Beach, Florida 33408
                         (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders eSecureSoft Company
A Development Stage Enterprise
Palm Beach Gardens, Florida

We have reviewed the accompanying balance sheets of eSecureSoft Company, as of February 28, 2006 and 2005, and the related statements of operations, for three and nine month periods ended February 28, 2006 and 2005 and from Inception, November 21, 2003 through February 28, 2006 , the statement of changes in stockholders' equity from November 21, 2003 through February 28, 2006, and the statement of cash flows for the nine month periods ended February 28, 2006 and 2005 and from Inception, November 21, 2003 through February 28, 2006. These financial statements are the responsibility of the company's management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 13, 2006








                                3


ESECURESOFT COMPANY
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                             FEB 28, 2006        FEB 28, 2005
ASSETS                                       -------------       ------------
   Current Assets
         Cash and Cash Equivalents            $       304        $     488
         Prepaid Expense                            7,500                -
         Loan Receivable Related Parties            7,000            5,000
                                             -------------       ------------

             Total Current Assets                  14,804            5,488
                                             -------------       ------------


   Other Assets
         Intangible Assets, Net                    24,944           43,984
                                             -------------       ------------
             Total Other Assets                    24,944           43,984
                                             -------------       ------------

TOTAL ASSETS                                  $    39,748       $   49,472
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
         Current Liabilities
            Accounts Payable                  $     6,220       $        2
            Notes Payable                             220               70
            Loans from related company              3,203            8,150
                                             -------------       ------------
         Total Current Liabilities                  9,643            8,222
                                             -------------       ------------
     Total Liabilities                              9,643            8,222
                                             -------------       ------------

     Stockholders' Equity
         Common Stock $.01 par value, 100 million
         shares authorized, 12,006,059 shares
         issued and outstanding              120,061

         Common Stock $.01 par value, 100 million
         Shares authorized, 499,503 shares issued
         and outstanding                                             4,996
         Paid-in-Capital                           53,205           53,205
         Deficit accumulated during the
          Development stage                      (143,161)         (16,951)
                                             -------------       ------------
  Total Stockholders' Equity                       30,105           41,250
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $     39,748       $   49,472
                                             =============       ============



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                  4


ESECURESOFT COMPANY
A Development Stage Enterprise
STATEMENT OF OPERATIONS FOR THE NINE MONTHS ENDED AND
FROM INCEPTION, NOVEMBER 21, 2003 THROUGH FEBRUARY 28, 2006
FEBRUARY 28, 2006 AND 2005                                    INCEPTION,
(UNAUDITED)                                                NOVEMBER 21, 2003
                                                                   TO
                                  2006            2005     FEBRUARY 28, 2006
                               -------------   ------------   ---------------
Revenues
  Net Sales                  $        -      $       -      $          -
  Cost of Sales                                      -                 -
                             -------------   ------------   ---------------
     Gross Profit                     -

Operating Expenses
    General and Administrative   75,731          2,664           109,842
    Amortization                 14,280         14,280            33,319
                             -------------   ------------   ---------------
   Total Operating Expenses      90,011         16,944           143,161

                             -------------   ------------   ---------------
       Loss from Operations     (90,011)       (16,944)         (143,161)
                             -------------   ------------   ---------------

   Net Loss                  $  (90,011)    $  (16,944)    $    (143,161)
                             =============   =============  ==============

  Basic and Diluted
   Net Loss Per Common Share $   (.012)     $    (.00)
                              =============   =============


  Weighted Average Shares
       Outstanding              7,627,385       49,955,112
                              =============   =============

















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                5





ESECURESOFT COMPANY
A Development Stage Enterprise
STATEMENT OF OPERATIONS
FOR THE THREE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

                                               FEB 28, 2006        FEB 28, 2005
                                               -------------       ------------
      Revenues
             Net Sales                         $         -          $       -
             Cost of Sales                               -                  -
                                               -------------       ------------
                 Gross Profit                            -                  -

      Operating Expenses
              General and Administrative            14,052                156
              Sales and Marketing                        -                  -
              Amortization                           4,760              4,760
                                               -------------       ------------
            Total Operating Expenses                18,812              4,916

                                               -------------       ------------
            Loss from Operations                   (18,812)            (4,916)
                                               -------------       ------------

      Net Loss                                 $   (18,812)        $   (4,916)
                                               =============       ============

Basic and Diluted
 Net loss Per Common Share                     $     (.002)        $    (.00)
                                               =============       ============


Weighted Average Shares Outstanding              10,208,065         49,955,112
                                               =============       ============

















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                6





ESECURESOFT COMPANY
A Development Stage Enterprise
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
FROM NOVEMBER 21, 2003 THROUGH FEBRUARY 28, 2006
(UNAUDITED)
                       Number    At Par      Add'l                  Total
                         of       Value    Paid In  Accumulated  Stockholder
                       Shares    $.01      Capital   (Deficit)     Equity
                  -----------  --------  ---------  ----------  -----------
Balance, Nov 21, 2003      0   $     0   $      0 $         0   $       0

Issuance of
 Common Stock to
 eCom eCom.com Inc.        1         -          -           -           0

Cancellation of
 Common Stock by
 eCom eCom.com Inc.       (1)       (0)        (0)          0           0

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders        499,503     4,995     (4,995)          0           0

Net Loss 2004              -         -          -          (7)         (7)

Assets Distribution
 from eCom eCom            0         0     58,201           0      58,201
Sale in May 2005 of
 Common Stock to
 American Capital
 Holdings, Inc.    2,500,000    25,000          0           0      25,000

Net Loss 2005              -         -          -     (53,143)    (53,143)

Convert Related Party
Debt to Common Stock
on 8/31/2005       6,560,600    65,606          0           0      65,606

Convert Related Party
Debt to Common Stock
on 11/30/2005        743,531     7,435          -           -       7,435

Convert Related Party
Debt to Common Stock
on  2/28/06          702,425     7,024          -           -       7,024

Convert Professional fees
payable on 2/28/06 to
Common Stock       1,000,000    10,000          -           -      10,000

Net Loss                   -         -          -     (90,011)    (90,011)
                  -----------  ---------  ---------  ---------- -----------
Balance
 Feb 28, 2006     12,006,059  $120,061   $ 53,205   $(143,161)   $ 30,105
                  =========== =========   ========= ==========  ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                7


ESECURESOFT COMPANY
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2006 AND 2005 AND FROM
INCEPTION, NOVEMBER 21,2003 THROUGH FEBRUARY 28, 2006
(UNAUDITED)                                                    NOV 21, 2003
                                                                 THROUGH
                                         2006        2005      FEB 28, 2006
                                    ------------- ------------ -------------

Cash Flows From Operating Activities
    Cash received from customers     $       -   $        -     $        -
    Cash paid to suppliers of goods
        and services                    (9,474)      (2,662)       (42,426)
    Income Taxes Paid                       -             -
    Interest Paid                           -             -
    Interest Received                       -             -
                                    ------------- ------------ -------------
    Net Cash Flows Used in
         Operating Activities          (9,474)       (2,662)       (42,426)
                                    ------------- ------------ -------------
Cash Flows From Investing Activities
    Payment of Intangible Assets            -             -             70
                                    ------------- ------------ -------------
    Net Cash Flows Provided By
         (Used In) Investing Activities     -             -             70
                                    ------------- ------------ -------------
Cash Flows From Financing Activities
    Proceeds of Loans from Stockholders   150        10,150         38,159
    Repayments of Loans to Related
      Company                         (13,500)       (5,000)       (20,500)
    Loan To Related Company            (2,000)            -
    Proceeds from sale of stock             -             -         25,000
                                    ------------- ------------ -------------
        Net Cash Flows Provided By
         Financing Activities         (15,350)        3,150         43,159
                                    ------------- ------------ -------------
Net Increase / (Decrease) in Cash     (24,824)          488            303

Cash and Cash Equivalents at
 Beginning of Period                    25,127            -              -
                                   ------------- ------------ -------------
Cash and Cash Equivalents at
 End of Period                       $     303   $      488     $      303
                                  =============== =========== ==============








Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                8





ESECURESOFT COMPANY
A Development Stage Enterprise
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2006 AND 2005
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                            FEB 28, 2006         FEB 28, 2005
                                            -------------        ------------

  Net Income (Loss)                       $     (90,011)        $   (16,944)
  Add items not requiring outlay of cash:
   Depreciation and amortization                 14,281              14,280
   Convert Related Company Debt to Equity        55,485                   -
   Convert Account Payable to Equity             10,000                   -

 Cash was increased by:
   Decrease in prepaid assets                         -                   -
   Increase in accounts payable                   5,068                   2
   Account Payable Related Company                3,203                   -
 Cash was decreased by:
   Increase in inventory
   Decrease in accounts payable
   Increase in prepaid assets                    (7,500)                  -

                                           -------------         ------------
      Net Cash Flows Used in
       Operating Activities               $      (9,474)       $     (2,662)
                                          ===============      ==============




Non-cash transactions

The Company converted loans from a related company to equity in the amount of $90,065. Of the $90,065 converted to equity, $55,485 was in the current period debt and $34,580 was from a prior period debt.














Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                9



ESECURESOFT COMPANY
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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



                               10






ESECURESOFT COMPANY
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

NOTE C - LOAN RECEIVABLE

USA Performance Products, Inc., a related company owes the Company $5,000. Maverick Energy, a related company owes the Company $2,000.

NOTE D - LOANS RECEIVABLE RELATED PARTIES

None

NOTE E - PROPERTY AND EQUIPMENT

None

NOTE F - PREPAID EXPENSES

Prepaid Expense of $7,500 consists of Professional Consulting fees.

NOTE G - INTANGIBLE ASSETS

Management has estimated that the useful life of the intangible asset is five
(5) years. The Company is amortizing the (Licensing Rights) asset using the straight line method over that period. Accumulated amortization for the periods ending February 28, 2006, and 2005 is $33,325 and $14,286, respectively. Amortization expense for the nine months ending February 28, 2006, and 2005 is $14,279 and $14,279, respectively.






                               11




ESECURESOFT COMPANY
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE H - OTHER ASSETS

None

NOTE I - STOCKHOLDER LOANS AND NOTE PAYABLE

The Stockholder loan is a non-interest bearing, non-collateralized loan from a stockholder and is due on demand.

Note payable is a non-interest, non-collateralized note to a related party.

NOTE J - DEVELOPMENT STAGE ENTERPRISE

The Company has been and is currently in the development stage. It is the intention of management to merge or acquire a company engaged in either the insurance, energy or environmental type of business.

None

NOTE K - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2006 totals approximately $127,700. These carry forwards, which will be available to offset future taxable income, expire beginning in May 31, 2024.

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

NOTE L - STOCKHOLDERS' EQUITY

The computation of diluted loss per share for the nine months ended February 28, 2006 does not include shares from potentially dilutive securities as the assumption of conversion or exercise of these would have an antidilutive effect on loss per share. In accordance with generally accepted accounting principles, diluted loss per share is calculated using the same number of potential common shares as used in the computation of loss per share before extraordinary items.


                               12

ESECURESOFT COMPANY
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS


NOTE M - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is
as follows:                                              FEB 28, 2006

       Loss carry forward for tax purposes             $    127,700
                                                       ================
       Deferred tax asset (34%)                          43,424
       Valuation allowance                              (43,424)

       Net deferred tax asset                          $          -
                                                       ================
No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carry-forward as of February 28, 2006 was approximately $127,700. These carry-forwards, which will be available to offset future taxable income, will expire through the year 2024.

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

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and Directors. The total expenses allocated to the Company in the nine months ended February 28, 2006 is approximately $55,485. The quarterly liabilities payable to American Capital are converted to common stock and paid in capital at the end of each reporting period. The company owes US Financial Group $3,203.

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

ESECURESOFT COMPANY
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

ESECURESOFT COMPANY
A Development Stage Enterprise

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

ESECURESOFT COMPANY
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

ESECURESOFT COMPANY
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

ESECURESOFT COMPANY
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

ESECURESOFT COMPANY
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

In order to facilitate a more reasonable share structure based on the company's existing financial assets, on May 26, 2005 the Board approved a resolution authorizing a 100-to-1 Reverse Split of the outstanding 49,955,112 shares of the Company. The Company will purchase all fractional shares at market price, thereby resulting in total outstanding shares of 499,503 as of May 27, 2005. The Record Date for the remaining spin-offs was set as May 27, 2005 and all share certificates were mailed on June 2, 2005.
                                19

ESECURESOFT COMPANY
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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








                                20

ESECURESOFT COMPANY
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

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

For mail reference purposes, appended herewith, as Exhibit 99.6 (incorporated by reference to the Company's Form 10SB12G), is a schedule of each shareholders last name and the United States Postal Certified Mail Receipt Number of each shareholder for which one (1) certificate for each of the above referenced companies was mailed in one(1) United States Postal Certified Mail Envelope. ----end of June 2, 2005 8-K----
                                21


ESECURESOFT COMPANY
A Development Stage Enterprise
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION (CONTINUED)

On June 6, 2005, a second bankruptcy status conference was held in front of the Honorable Judge Steven Friedman. Two (2) motions were heard with resulting court approval. One was an Court Order for eCom to retain the legal services of Kluger, Peretz, Kaplin & Berlin P.L. The second Court order was the approval of Barney A. Richmond as the new Chief Executive Officer of eCom eCom.com, Inc. Mr. Richmond has significant experience in corporate and bankruptcy reorganizations. Judge Friedman's court order included instructions for Mr. Richmond and Kluger, Peretz to commence with the preparation of a viable plan of reorganization for eCom and all of the above described spinoff companies, which process is significantly underway including the completion of the May 31, 2005 audits and preparation of the Form 10 SB for all the above-referenced spinoff companies.
Section 1145 of the United States Bankruptcy Code allows the Court to use the Exemption of Securities Laws with respect to a qualified reorganization plan, which the Debtor and aforementioned subsidiary spinoff companies plan to use, which was discussed during the aforementioned June 6, 2005 Court Hearing.

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

Electronic copies of the May 16, June 6, and July 25 2005, March 20, 2006 court transcripts and court orders are available on the eCom website,www.ecomecom.net.

On January 23, 2006 the Board of Directors of the Company held a Board meeting in order to remove the following persons as Directors of the Corporation:
Christopher J. Dillon and Linda A. Pellecchia.

The Company does not have any off-balance sheet arrangements.

ESECURESOFT COMPANY
A Development Stage Enterprise

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

ESECURESOFT COMPANY
A Development Stage Enterprise

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

ESECURESOFT COMPANY
A Development Stage Enterprise

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

        None


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.


     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act 0f 2002 by the CFO

     Exhibit 32    Section 1350 Certification

(b) Reports on Form 8-K:
    None

ESECURESOFT COMPANY
A Development Stage Enterprise

                            SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

Date: April 15, 2006                   By: /s/ Barney A. Richmond
                                           Barney A. Richmond,
                                           Principal Executive Officer

Date: April 15, 2006                   By: /s/ Richard C. Turner
                                           Richard C. Turner,
                                           Chief Financial Officer



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

ESECURESOFT COMPANY
A Development Stage Enterprise

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

Date: April 15, 2006

/s/ Barney A. Richmond

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

27

ESECURESOFT COMPANY
A Development Stage Enterprise

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

Date: April 15, 2006

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer


EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT SECTION 906 OF THE SARBANES-OXLY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of ESECURESOFT COMPANY, a Florida corporation (the "Company"), on Form 10-QSB for the period ending February 28, 2006 as filed with the Securities and Exchange Commission (the "Report"), Barney
A. Richmond, President of the Company and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13 (a) or 15 (d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Barney A. Richmond

Barney A. Richmond
Principal Executive Officer
Date: April 15, 2006



                                28
ESECURESOFT COMPANY
A Development Stage Enterprise

/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 15, 2006


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






































                                29