Form 10QSB
period 2006-11-30
eSecureSoft CO
filed 2007-03-26
CIK 1321511

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                   Form 10-QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended November 30, 2006
                             File Number 000-51422

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

As of November 30, 2006 the issuer had 19,007,621 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]  No [ X ]


On March 3, 2005, eSecureSoft Company received Cusip Number: 296423 10 6

On March 23, 2005, eSecureSoft Company received CIK Number: 0001321511










ESECURESOFT COMPANY                 FORM 10-QSB             NOVEMBER 30, 2006
A Development Stage Enterprise
                                     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm.... 3

          Balance Sheets:
           November 30, 2006 and May 31, 2006 ....................... 4

          Statements of Operations:
           Six Months Ended November 30, 2006 and 2005 and from
           Inception, November 21, 2003 through November 30, 2006 ... 5

          Statements of Operations:
           Three Months Ended November 30, 2006 and 2005 ............ 6

          Statement of Changes in Shareholders' Equity from
           Inception November 21, 2003, through November 30, 2006 ... 7

          Statement of Cash Flows
           Three Months Ended November 30, 2006 and 2005 and from
           Inception November 21, 2003 through November 30, 2006 .... 8

          Notes to Financial Statements..............................10

ITEM 2 Management's Discussion and Analysis or Plan of Operation.....16

ITEM 3 Controls and Procedures.......................................22


PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings.............................................22

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds......................................................22

ITEM 3 Defaults Upon Senior Securities...............................22
ITEM 4 Submission of Matters to a Vote Of Security Holders ..........22

ITEM 5 Subsequent Events.............................................22

ITEM 6 Exhibits......................................................22

SIGNATURES AND CERTIFICATIONS........................................23






                    Wieseneck, Andres & Company, P.A.
                      Certified Public Accountants
                      772 U.S. Highway 1, Suite 100
                     North Palm Beach, Florida 33408
                             (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders eSecureSoft Company
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of eSecureSoft Company, a Development Stage Enterprise, as of November 30, 2006 and May 31, 2006, and the related statements of operations for six month periods ended November 30, 2006 and 2005 and from Inception, November 21, 2003, through November 30, 2006, the related statements of operations for three month periods ended November 30, 2006 and 2005, the statement of changes in stockholders' equity from November 21, 2003 through November 30, 2006 and the statement of cash flows for the six month periods ended November 30, 2006 and 2005 and Inception, November 21, 2003 through November 30, 2006. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
March 23, 2007





                                      3
eSecureSoft Company
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                         NOVEMBER 30, 2006      MAY 31, 2006
                                           -------------        ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents                $       480         $        44
    Prepaid Expense                                    0               5,000
    Loan Receivable Related Parties                7,000               7,000
                                             -----------         -----------
       Total Current Assets                         7,480              12,044
                                             -----------         -----------
TOTAL ASSETS                                 $     7,480         $    12,044
                                             ===========         ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                       $    13,765         $    10,770
      Loans Payable                                  220               3,616
      Shareholder Loans Payable                        -              22,580
                                             -----------         -----------
    Total Current Liabilities                     13,985              36,966
                                             -----------         -----------
  Total Liabilities                               13,985              36,966
                                             -----------         -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    19,007,621 at November 30, 2006
    and 12,006,059 at May 31, 2006               190,076             120,061
    Paid-in Capital                               53,206              53,206
    Deficit Accumulated during
    the Development Stage                       (249,787)           (198,189)
                                              -----------         -----------
    Total Stockholders' Equity                    (6,505)            (24,922)
                                              -----------         -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                      $     7,480         $    12,044
                                             ===========         ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.









eSecureSoft Company
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
AND FROM INCEPTION, NOVEMBER 21, 2003, THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                                                             INCEPTION
                                                         NOVEMBER 21, 2003
                                                              THROUGH
                                  2006            2005   NOVEMBER 30, 2006
                              ------------   ------------   ------------
Revenues
  Net Sales                    $         -    $         -    $         -
  Cost of Sales                          -              -              -
                              ------------   ------------   ------------
    Gross Profit                         -              -              -

Operating Expenses
  General and Administrative        51,598         61,678        249,787
                              ------------   ------------   ------------
    Total Operating Expenses        51,598         61,678        249,787
                              ------------   ------------   ------------
    Loss from Operations           (51,598)       (61,678)      (249,787)
                              ------------   ------------   ------------
Net Loss                       $   (51,598)   $   (61,678)   $  (249,787)
                              ============   ============   ============

Basic and Diluted
  Net Loss per Common Share    $     (.003)   $    (.010)
                              ============   ============

Weighted Average Shares
            Outstanding         15,506,840      6,302,034
                              ============   ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

















eSecureSoft Company
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

                                      2006               2005
                                  ------------      ------------
Revenues
  Net Sales                       $         -       $        -
  Cost of Sales                             -                -
                                  ------------      ------------
    Gross Profit                            -                -

Operating Expenses
  General and Administrative           17,805            12,050
                                  ------------      ------------
    Total Operating Expenses           17,805            12,050
                                  ------------      ------------
    Loss from Operations              (17,805)          (12,050)
                                  ------------      ------------
Net Loss                          $   (17,805)      $   (12,050)
                                  ============      ============

Basic and Diluted
  Net Loss per Common Share       $     (.001)      $     (.001)
                                  ============      ============

Weighted Average Shares
            Outstanding            18,242,038         9,568,364
                                  ============      ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




















eSecureSoft Company
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM  INCEPTION, NOVEMBER 21, 2003, THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                     Number    At Par    Add'l                   Total
                          of       Value   Paid In  Accumulated  Stockholder
                        Shares     $.01    Capital   (Deficit)      Equity
Balance,              ---------  --------  --------  ---------    ---------
  November 21, 2003          0   $      0  $      0  $      0     $      0

Issuance of Common
  Stock to eCom eCom         1          -         -         -            -

Cancellation of Common
  Stock by eCom eCom        (1)         -         -         -            -

Issuance of
  Common Stock to
  eCom eCom
  Shareholders          499,503     4,995    (4,995)        -            -

Net Loss 2004                -          -         -        (7)          (7)

Asset Distribution
  from eCom eCom             -          -    58,201         -       58,201

Sale of Common Stock
  (See Note N)        2,500,000    25,000         -         -       25,000

Net Loss 2005                -         -          -   (92,368)     (92,368)

Convert Related Party
  Debt to Common
  Stock (See Note O)  8,006,556    80,066         -         -       80,066

Convert Professional
  Fees to Common
  Stock               1,000,000    10,000         -         -       10,000

Net Loss 2006                -         -          -  (105,814)    (105,814)

Convert Related Party
  Debt to Common Stock
  (See Note O)        6,151,562    61,515         -         -       61,515

Convert Professional
  Fees to Common Stock  850,000     8,500         -         -        8,500

Net Loss Year-to-Date        -         -          -   (51,598)     (51,598)
                     ----------  --------  --------  ---------    ---------
Balance,
  November 30, 2006  19,007,621  $190,076  $ 53,206  $(249,787)   $ (6,505)
                     ==========  ========  ========  =========    =========
Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                        7

eSecureSoft Company
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2006 AND 2005
AND FROM INCEPTION, NOVEMBER 21, 2003, THROUGH NOVEMBER 30, 2006
(UNAUDITED)
                                                                 INCEPTION
                                                             NOVEMBER 21, 2003
                                                                  THROUGH
                                         2006        2005    NOVEMBER 30, 2006
                                      ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers        $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                      (43,603)     (9,014)      (103,184)
  Income taxes paid                           -           -              -
  Interest paid                               -           -              -
  Interest received                           -           -              -
                                      ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities             (43,603)     (9,014)      (103,184)
                                      ----------  ----------     ----------
Cash Flows From Investing Activities          -           -              -
                                      ----------  ----------     ----------
   Net Cash Flows Provided by
  (Used in) Investing Activities              -           -              -

Cash Flows From Financing Activities
  Sale of Common Stock                   70,015           -         95,015
  Proceeds of loans from shareholders
   and related company                        -         150         41,625
  Repayment of loans from shareholders  (22,580)          -        (22,580)
  Repayment of loans - related company   (3,396)    (15,000)        (5,396)
  Loans to related company                    -           -         (5,000)
                                      ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities    44,039     (14,850)       103,664
                                      ----------  ----------     ----------
Net Increase / (Decrease) in Cash           436     (23,863)           480

Cash and Cash Equivalents at
 Beginning of Period                         44      25,127              0

                                      ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                        $     480   $   1,264      $     480
                                      ==========  ==========     ==========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



eSecureSoft Company
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2006 AND 2005
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                    2006               2005
                                              ------------       ------------
  Net Income (Loss)                           $   (51,598)       $   (61,678)

  Add items not requiring outlay of cash:
   Depreciation and amortization                        -                  -
   Convert related party debt to equity                 -             47,961
   Convert professional fees to equity                  -                  -

 Cash was increased by:
   Decrease in prepaid assets                       5,000                  -
   Increase in accounts payable                     2,995              4,703

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -                  -

                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $   (43,603)       $    (9,014)
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

The Company's main office is located at 1016 Clemons Street, Suite 302, Jupiter, FL 33477. The telephone number is 561-880-0004. The fax number is 561-337-9356.

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

NOTE C - LOAN RECEIVABLE RELATED PARTIES

USA Performance Products, Inc., a related company, owes the Company $5,000. Green Energy Group, Inc., a related company, owes the Company $2,000. The loans are non-interest bearing, non-collateralized and due on demand.

NOTE D - PREPAID EXPENSES

The Company has prepaid expenses at November 30, 2006 and May 31, 2006 in the amount of $0 and $5,000 which consist of professional consulting fees paid in advance.

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

NOTE H - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2006 totals approximately $226,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.
                                      11

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

NOTE J - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                      NOVEMBER 30, 2006

       Loss carry forward for tax purposes             $      226,000
                                                       ================
       Deferred tax asset (34%)                                76,840
       Valuation allowance                                    (76,840)
                                                       ----------------
       Net deferred tax asset                          $            0
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

                                      12
eSecureSoft Company
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE K - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the six months ended November 30, 2006 is approximately $26,940. The amounts due to American Capital were paid by the issuance of common stock at the end of the reporting period.

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

                                     14
eSecureSoft Company
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

NOTE O - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current year accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of eSecureSoft Company. The related company invoiced eSecureSoft Company for the expenses it paid on its behalf. In the year ended May 31, 2006, eSecureSoft Company reduced a portion of its outstanding accounts payable to the related company by $80,066 by issuing the company 8,006,556 shares of its common voting shares. See Note N relating to the distribution of these shares. An additional 4,951,979 shares of common stock were issued to the related company in payment of accounts payable during the six months ended November 30, 2006. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at November 30, 2006.










                                      15



eSecureSoft Company
A Development Stage Enterprise

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the six month periods ended November 30, 2006 and 2005 and the Form 10-KSB for the fiscal year ended May 31, 2006.

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


                                      16

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

On June 2, 2005, as ordered by Judge Friedman on May 16, 2005, eCom filed its Chapter 11 Bankruptcy schedules with the United States Southern District of Florida Bankruptcy Court. A June 5, 2005 hearing was held in front of Judge Steven H. Friedman regarding the pending motions for: (a) the approval of eCom's bankruptcy legal counsel, Kluger, Peretz, Kaplan & Berlin, P.A.; (b) the approval of Barney A. Richmond to become Chief Executive Officer of eCom; and (c) the preliminary approval of One Hundred Thousand ($100,000) of Debtor-In-Possession financing for eCom to be provided by petitioning creditor,
                                      17
eSecureSoft Company
A Development Stage Enterprise

American Capital Holdings, Inc.   On June 6, 2005, court orders were issued by
Judge Friedman approving the employment of Kluger, Peretz, Kaplan & Berlin, P.L as eCom's bankruptcy legal counsel and the approval of Barney A. Richmond as CEO of eCom. Copies of these June 6, 2005 court orders are attached herein as
Exhibit 99.1. A copy of the June 5, 2005 Court transcript is obtainable on eCom's website under www.ecomecom.net under the section titled "Bankruptcy News". On June 14, 2005, an Interim Order was entered on the Post Petition $100,000 eCom Debtor-In-Possession financing provided by American Capital Holdings, Inc., with the final hearing approval date being set for July 25, 2005. A copy of this June 14, 2005 Order is appended as Exhibit No. 99.2.

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

On May 3, 2006, the United States Trustee filed a Motion To Dismiss Case or Convert Case to a Chapter 7. On May 5, 2005 the United States Trustee filed a Notice of Hearing set for June 19, 2005. On June 13, 2006 a letter was written to the United States Trustee's Office from Michael Yetnikoff, Esq.
of Schiff-Hardin L.P. The purpose of Mr. Yetnikoff's correspondence was to request a thirty (30) day extension to this June 19, 2006 hearing to allow the SEC the time to review eCom's proposed Reorganization Plan and Disclosure Statement. Mr. Yetnikoff's firm represents petitioning creditors and Plan
                                      18
eSecureSoft Company
A Development Stage Enterprise

Proponent, American Capital Holdings, Inc. During the period from July thru August, 2006, the Debtor's attorney of Kluger, Peretz, Kaplin & Berlin and Mr. Yetnikoff of Schiff-Hardin, LP were in frequent contact with the SEC offices in Atlanta, Georgia regarding eCom's Joint Plan of Reorganization and Disclosure Statement. On July 10, 2006, the Company's attorneys received written notice from the SEC to leave the treatment of the eCom spinoff companies as is. On August 25, 2006 the Joint Plan of Reorganization and Disclosure Statement was filed by the Debtor, eCom and Petitioning Creditor American Capital Holdings, Inc. On September 7, 2006 the SEC notified the eCom's and American Capital Holdings, Inc's attorneys there were no unsatisfied comments regarding the Plan and Disclosure Statement.

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

The success of the Company's proposed plan of operation will depend primarily on the success of the Company's business operations and the realization of the business' perceived potential. The funding of this proposed plan will require significant capital. There can be no assurance that the Company will be successful or profitable if the Company is unable to raise the funds to provide this capital, or to otherwise locate the required capital for the operations of the business.
                                      19
eSecureSoft Company
A Development Stage Enterprise

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


RESULTS OF OPERATIONS
---------------------
Comparison of the six months ended November 30, 2006
with the six months ended November 30, 2005
-------------------------------------------------------------------

Revenue for the six month periods ended November 30, 2006 and November 30, 2005 was $0.

Cost of sales was $0 for both six month periods.

Operating expenses for the six months ended November 30, 2006 totaled $(51,598) compared to $(61,678) for the six months ended November 30, 2005. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

As a result of the incurrence of the administrative expenses without the realization of revenues, the net loss for the six months ended November 30, 2006 was $(51,598) versus a net loss of $(61,678) recorded in the six months ended November 30, 2005.

Comparison of the three months ended November 30, 2006
with the three months ended November 30, 2005
-------------------------------------------------------------------

Revenue for the three month periods ended November 30, 2006 and November 30, 2005 was $0.

Cost of sales was $0 for both three month periods.

Operating expenses for the three months ended November 30, 2006 totaled $(17,805) compared to $(12,050) for the three months ended November 30, 2005. These charges consisted of general and administrative expenses which increased from the prior year period due primarily to an increase in consulting expense.

As a result of the incurrence of the administrative expenses without the realization of revenues, the net loss for the three months ended November 30, 2006 was $(17,805) versus a net loss of $(12,050) recorded in the three months ended November 30, 2005.



                                      20
eSecureSoft Company
A Development Stage Enterprise

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

Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the eSecureSoft Company policies or procedures may deteriorate.
                                      21
eSecureSoft Company
A Development Stage Enterprise

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

EXHIBIT
 NUMBER     DESCRIPTION
--------    -------------------
  31.1      Certification required under Section 302 of
             the Sarbanes-Oxley Act of 2002 by the CEO

  31.2      Certification required under Section 302 of
             the Sarbanes-Oxley Act 0f 2002 by the CFO

  32        Section 1350 Certification
                                      22
eSecureSoft Company
A Development Stage Enterprise

EXHIBIT
 NUMBER     DESCRIPTION
--------    -------------------
  99.1      June 6, 2005 Court Orders issued by Judge Friedman approving the employment of Kluger, Peretz, Kaplan & Berlin, P.L as eCom's bankruptcy legal counsel and the approval of Barney A. Richmond as CEO of eCom.

  99.2      June 14, 2005 Interim Order for Post Petition $100,000 eCom Debtor-
             In-Possession financing provided by American Capital Holdings.

  99.3     July 18, 2005 letter from the Securities and Exchange Commission asking eSecureSoft to provide legal analysis for their "spin-off" share issuance.

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


                                      23

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

Date: March 23, 2007

/s/ Barney A. Richmond
Barney A. Richmond
President
                                      24
EXHIBIT 31.2
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: March 23, 2007

/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      25
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of ESECURESOFT COMPANY, a Florida corporation (the "Company"), on Form 10-QSB for the period ended November 30, 2006 as filed with the Securities and Exchange Commission (the "Report"), Barney
A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

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






                                      26