Form 10QSB
period 2007-02-28
eSecureSoft CO
filed 2007-05-14
CIK 1321511

SECURITIES AND EXCHANGE COMMISSION
                                Washington, DC 20549

                                   Form 10-QSB
             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
                          SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended February 28, 2007
                             File Number 000-51422

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


                                 (561) 745-6789
                ------------------------------------------------
              (Registrant's telephone number, including area code)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
                                                 Yes [ X ]  No [   ]

As of February 28, 2007 the issuer had 20,470,169 shares of common stock, $.01 Par Value, outstanding.

Transitional Small Business Disclosure format:   Yes [   ]  No [ X ]


On March 3, 2005, eSecureSoft Company received Cusip Number: 296423 10 6

On March 23, 2005, eSecureSoft Company received CIK Number: 0001321511










ESECURESOFT COMPANY                 FORM 10-QSB             FEBRUARY 28, 2007
A Development Stage Enterprise
                                     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm.... 3

          Balance Sheets:
           February 28, 2007 and May 31, 2006 ....................... 4

          Statements of Operations:
           Nine Months Ended February 28, 2007 and 2006 and from
           Inception, November 21, 2003, through February 28, 2007 .. 5

          Statements of Operations:
           Three Months Ended February 28, 2007 and 2006 ............ 6

          Statement of Changes in Shareholders' Equity from
           Inception, November 21, 2003, through February 28, 2007 .. 7

          Statement of Cash Flows
           Nine Months Ended February 28, 2007 and 2006 and from
           Inception, November 21, 2003, through February 28, 2007 .. 8

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


                    Wieseneck, Andres & Company, P.A.
                      Certified Public Accountants
                      772 U.S. Highway 1, Suite 100
                     North Palm Beach, Florida 33408
                             (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                        FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders eSecureSoft Company
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of eSecureSoft Company, a Development Stage Enterprise, as of February 28, 2007 and May 31, 2006, and the related statements of operations for nine month periods ended February 28, 2007 and 2006 and from Inception, November 21, 2003, through February 28, 2007, the related statements of operations for three month periods ended February 28, 2007 and 2006, the statement of changes in stockholders' equity from November 21, 2003 through February 28, 2007 and the statement of cash flows for the nine month periods ended February 28, 2007 and 2006 and from Inception, November 21, 2003, through February 28, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 16, 2007





                                      3
eSecureSoft Company
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                         FEBRUARY 28, 2007      MAY 31, 2006
                                           -------------        ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents                $       540         $        44
    Prepaid Expense                                    0               5,000
    Loan Receivable Related Parties                7,000               7,000
                                             -----------         -----------
       Total Current Assets                         7,540              12,044
                                             -----------         -----------
TOTAL ASSETS                                 $     7,540         $    12,044
                                             ===========         ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                       $    13,765         $    10,770
      Loans Payable                                  220               3,616
      Shareholder Loans Payable                        9              22,580
                                             -----------         -----------
    Total Current Liabilities                     13,985              36,966
                                             -----------         -----------
  Total Liabilities                               13,994              36,966
                                             -----------         -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    20,470,169 at February 28, 2007
    and 12,006,059 at May 31, 2006               204,702             120,061
    Paid-in Capital                               53,206              53,206
    Deficit Accumulated during
    the Development Stage                       (264,362)           (198,189)
                                              -----------         -----------
    Total Stockholders' Equity                    (6,454)            (24,922)
                                              -----------         -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                      $     7,540         $    12,044
                                             ===========         ===========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.









                                       4


eSecureSoft Company
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
AND FROM INCEPTION, NOVEMBER 21, 2003, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                                                             INCEPTION
                                                         NOVEMBER 21, 2003
                                                              THROUGH
                                  2007           2006    FEBRUARY 28, 2007
                              ------------   ------------   ------------
Revenues
  Net Sales                    $         -    $         -    $         -
  Cost of Sales                          -              -              -
                              ------------   ------------   ------------
    Gross Profit                         -              -              -

Operating Expenses
  General and Administrative        66,172         75,731        315,959
  Amortization                           -         14,280
                              ------------   ------------   ------------
    Total Operating Expenses        66,172         90,011        315,959
                              ------------   ------------   ------------
    Loss from Operations           (66,172)       (90,011)      (315,959)
                              ------------   ------------   ------------
Net Loss                       $   (66,172)   $   (90,011)   $  (315,959)
                              ============   ============   ============

Basic and Diluted
  Net Loss per Common Share    $     (.003)   $    (.012)
                              ============   ============

Weighted Average Shares
            Outstanding         16,679,200      7,627,385
                              ============   ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

















                                      5


eSecureSoft Company
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
(UNAUDITED)

                                      2007               2006
                                  ------------      ------------
Revenues
  Net Sales                       $         -       $        -
  Cost of Sales                             -                -
                                  ------------      ------------
    Gross Profit                            -                -

Operating Expenses
  General and Administrative           14,574            14,052
  Amortization                                            4,760
                                  ------------      ------------
    Total Operating Expenses           14,574            18,812
                                  ------------      ------------
    Loss from Operations              (14,574)          (18,812)
                                  ------------      ------------
Net Loss                          $   (14,574)      $   (18,812)
                                  ============      ============

Basic and Diluted
  Net Loss per Common Share       $     (.001)      $     (.002)
                                  ============      ============

Weighted Average Shares
            Outstanding            19,023,919        10,208,065
                                  ============      ============

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



















                                      6
eSecureSoft Company
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM  INCEPTION, NOVEMBER 21, 2003, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                     Number    At Par    Add'l                   Total
                          of       Value   Paid In  Accumulated  Stockholder
                        Shares     $.01    Capital   (Deficit)      Equity
Balance,              ---------  --------  --------  ---------    ---------
  November 21, 2003          0   $      0  $      0  $      0     $      0

Issuance of Common
  Stock to eCom eCom         1          -         -         -            -

Cancellation of Common
  Stock by eCom eCom        (1)         -         -         -            -

Issuance of
  Common Stock to
  eCom eCom
  Shareholders          499,503     4,995    (4,995)        -            -

Net Loss 2004                -          -         -        (7)          (7)

Asset Distribution
  from eCom eCom             -          -    58,201         -       58,201

Sale of Common Stock
  (See Note N)        2,500,000    25,000         -         -       25,000

Net Loss 2005                -         -          -   (92,368)     (92,368)

Convert Related Party
  Debt to Common
  Stock (See Note O)  8,006,556    80,066         -         -       80,066

Convert Professional
  Fees to Common
  Stock               1,000,000    10,000         -         -       10,000

Net Loss 2006                -         -          -  (105,814)    (105,814)

Convert Related Party
  Debt to Common Stock
  (See Note O)        7,614,062    76,141         -         -       76,141

Convert Professional
  Fees to Common Stock  850,000     8,500         -         -        8,500

Net Loss Year-to-Date        -         -          -   (66,172)     (66,172)
                     ----------  --------  --------  ---------    ---------
Balance,
  February 28, 2007  20,470,169  $204,702  $ 53,206  $(264,362)   $ (6,454)
                     ==========  ========  ========  =========    =========
Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
                                        7

eSecureSoft Company
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
AND FROM INCEPTION, NOVEMBER 21, 2003, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                                                                 INCEPTION
                                                             NOVEMBER 21, 2003
                                                                  THROUGH
                                         2007        2006    FEBRUARY 28, 2007
                                      ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers        $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                      (58,177)     (9,474)      (117,758)
  Income taxes paid                           -           -              -
  Interest paid                               -           -              -
  Interest received                           -           -              -
                                      ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities             (58,177)     (9,474)      (117,758)
                                      ----------  ----------     ----------
Cash Flows From Investing Activities          -           -              -
                                      ----------  ----------     ----------
   Net Cash Flows Provided by
  (Used in) Investing Activities              -           -              -

Cash Flows From Financing Activities
  Sale of Common Stock                   84,641           -        109,641
  Proceeds of loans from shareholders
   and related company                        -         150         41,625
  Repayment of loans from shareholders  (22,572)          -        (22,572)
  Repayment of loans - related company   (3,396)    (15,500)        (5,396)
  Loans to related company                    -           -         (5,000)
                                      ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities    58,673     (15,350)       118,298
                                      ----------  ----------     ----------
Net Increase / (Decrease) in Cash           496     (24,824)           540

Cash and Cash Equivalents at
 Beginning of Period                         44      25,127              0

                                      ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                        $     540   $     303      $     540
                                      ==========  ==========     ==========

Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



                                        8




eSecureSoft Company
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 28, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                   2007              2006
                                              ------------       ------------
  Net Income (Loss)                           $   (66,172)       $   (90,011)

  Add items not requiring outlay of cash:
   Depreciation and amortization                        -             14,281
   Convert related party debt to equity                 -             55,485
   Convert account payable to equity                    -             10,000

 Cash was increased by:
   Decrease in prepaid assets                       5,000                  -
   Increase in accounts payable                     2,995              8,271

 Cash was decreased by:
   Decrease in accounts payable                         -                  -
   Increase in prepaid assets                           -             (7,500)

                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $   (58,177)       $    (9,474)
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

The Company's main office is located at 1016 Clemons Street, Suite 302, Jupiter, FL 33477. The telephone number is 561-745-6789. The fax number is 561-337-9356.

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

NOTE D - PREPAID EXPENSES

The Company has prepaid expenses at February 28, 2007 and May 31, 2006 in the amount of $0 and $5,000 which consist of professional consulting fees paid in advance.

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

NOTE H - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 28, 2007 totals approximately $292,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.
                                      11

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

NOTE J - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                      FEBRUARY 28, 2007
                                                      -----------------
       Loss carry forward for tax purposes             $      292,000
                                                       ================
       Deferred tax asset (34%)                                99,280
       Valuation allowance                                    (99,280)
                                                       ----------------
       Net deferred tax asset                          $            0
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

                                      12
eSecureSoft Company
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE K - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the nine months ended February 28, 2007 is approximately $37,065. The amounts due to American Capital were paid by the issuance of common stock at the end of the reporting period.

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

NOTE O - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current year accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of eSecureSoft Company. The related company invoiced eSecureSoft Company for the expenses it paid on its behalf. In the year ended May 31, 2006, eSecureSoft Company reduced a portion of its outstanding accounts payable to the related company by $80,066 by issuing the company 8,006,556 shares of its common voting shares. See Note N relating to the distribution of these shares. An additional 6,014,479 shares of common stock were issued to the related company in payment of accounts payable during the nine months ended February 28, 2007. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at February 28, 2007.










                                      15



eSecureSoft Company
A Development Stage Enterprise

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with the accompanying financial statements for the nine month periods ended February 28, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2006.

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

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.6. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.7. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday May 14, 2007 at 2:00 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, Florida.

The Company has purposely postponed acquisition and funding commitment discussions until after the May 14, 2007 hearing is completed.

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


RESULTS OF OPERATIONS
---------------------
Comparison of the nine months ended February 28, 2007
with the nine months ended February 28, 2006
-------------------------------------------------------------------

Revenue for the nine month periods ended February 28, 2007 and February 28, 2006 was $0.

Cost of sales was $0 for both nine month periods.

Operating expenses for the nine months ended February 28, 2007 totaled $(66,172) compared to $(90,011) for the nine months ended February 28, 2006. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period. In addition, $14,280 of amortization expense was recorded during the prior year period ($0 in the current year period). See Note L.

As a result of the incurrence of the administrative expenses without the realization of revenues, the net loss for the nine months ended February 28, 2007 was $(66,172) versus a net loss of $(90,011) recorded in the nine months ended February 28, 2006.

Comparison of the three months ended February 28, 2007
with the three months ended February 28, 2006
-------------------------------------------------------------------

Revenue for the three month periods ended February 28, 2007 and February 28, 2006 was $0.

Cost of sales was $0 for both three month periods.

Operating expenses for the three months ended February 28, 2007 totaled $(14,574) compared to $(18,812) for the three months ended February 28, 2006. These charges consisted of general and administrative expenses which decreased from the prior year period because $4,760 of amortization was recorded in the prior year period ($0 in the current year period).

As a result of the incurrence of the administrative expenses without the realization of revenues, the net loss for the three months ended February 28, 2007 was $(14,574) versus a net loss of $(18,812) recorded in the three months ended February 28, 2006.
                                      20
eSecureSoft Company
A Development Stage Enterprise

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
  31.1      Certification required under Section 302 of
             the Sarbanes-Oxley Act of 2002 by the CEO

  31.2      Certification required under Section 302 of
             the Sarbanes-Oxley Act 0f 2002 by the CFO

  32        Section 1350 Certification
                                      22
eSecureSoft Company
A Development Stage Enterprise

EXHIBIT
 NUMBER     DESCRIPTION
--------    -------------------
  99.1      June 6, 2005 Court Orders issued by Judge Friedman approving the employment of Kluger, Peretz, Kaplan & Berlin, P.L as eCom's bankruptcy legal counsel and the approval of Barney A. Richmond as CEO of eCom. (1)

  99.2      June 14, 2005 Interim Order for Post Petition $100,000 eCom Debtor-
             In-Possession financing provided by American Capital Holdings. (1)

  99.3     July 18, 2005 letter from the Securities and Exchange Commission asking eSecureSoft to provide legal analysis for their "spin-off" share issuance. (1)

  99.4      July 20, 2005, Motion for permission to perfect notice to
             all interested parties via the eCom website, and the July 25, 2005 Court Order this Motion To Limit Notice and the use of electronic service to notice shareholders. (1)

  99.5      August 15, 2005 legal analysis from Barney A. Richmond filed in response to the SEC July 18, 2005 letter. (1)

  99.6      Transcript of March 12, 2007 Confirmation Hearing of debtor eCom
             eCom.com, Inc. (1)

  99.7      Order dated March 23, 2007 Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc.

        (1) Incorporated by reference to Form 10-QSB for the quarter ended November 30, 2006. (SEC accession number 0001321511-07-000003)

(b)  Reports on Form 8-K:


                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

April 16, 2007                          By: /s/ Barney A. Richmond
                                              Barney A. Richmond,
                                              Chief Executive Officer

April 16, 2007                          By: /s/ Richard C. Turner
                                              Richard C. Turner,
                                              Chief Financial Officer


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

Date: April 16, 2007

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

Date: April 16, 2007

/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                      25
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of ESECURESOFT COMPANY, a Florida corporation (the "Company"), on Form 10-QSB for the period ended February 28, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney
A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Barney A. Richmond

Barney A. Richmond
President
Date: April 16, 2007



/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 16, 2007


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