Form 10KSB
period 2007-05-31
eSecureSoft CO
filed 2007-08-31
CIK 1321511

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                FORM 10-KSB
          (Mark One)
       [X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                    For the fiscal year ended May 31, 2007

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

                      For the transition period from __________ to __________

                         Commission file number 000-51421


                              eSecureSoft Company
         -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                Florida                                 20-1068608
   ----------------------------------        ---------------------------------
     (State or other jurisdiction           (I.R.S Employer Identification No.)
     of incorporation or organization)

    1016 Clemmons Street, Suite 302
              Jupiter, FL                               33477-3305
   ----------------------------------        --------------------------------
(Address of principle executive offices)                (Zip Code)

Issuer's telephone number, including area code: (561) 745-6789


Securities registered under Section 12 (b) of the Exchange Act:

Title of each class                 Name of each exchange on which registered


Securities registered under Section 12 (g) of the Exchange Act:

        Common Stock, par value $.01 per share    CUSIP NUMBER: 218684 10 8
    -------------------------------------------------------------------------
                                (Title of class)


Check whether the issuer (1) filed all reports required to be filed by Section or of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No




Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act Yes [X] No [ ]

Registrant's revenues for its most recent fiscal year:      $0.

Aggregate market value of Registrant's voting and non-voting common equity held
by non-affiliates:     Currently no trading market

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of May 31, 2007 the issuer had 24,632,169 shares of common stock, $.01 Par Value, outstanding.]

Transitional Small Business Disclosure Format (Check one): Yes    ; No X






































ESECURESOFT COMPANY                Form 10-KSB                  MAY 31, 2007
(A Development Stage Company)

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

ITEM 6   MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS..5

ITEM 7   FINANCIAL STATEMENTS AND NOTES TO FINANCIALS ....................F-1

ITEM 8   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS....................F-13

ITEM 8A  CONTROLS AND PROCEDURES..........................................F-13

                                   PART III

ITEM 9   DIRECTORS, EXECUTIVE OFFICERS AND CONTROL PERSONS................23

ITEM 10  EXECUTIVE COMPENSATION...........................................24

ITEM 11  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT...24

ITEM 12  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................25

ITEM 13  EXHIBITS AND REPORTS ON FORM 8-K.................................25

ITEM 14  PRINCIPLE ACCOUNTANT FEES AND SERVICES...........................26

SIGNATURES AND CERTIFICATIONS.............................................27

       Exhibit 31.1  Certification required under Section 302 of ........ 28 the Sarbanes-Oxley Act of 2002 by the CE0

       Exhibit 31.2  Certification required under Section 302 of ........ 29 the Sarbanes-Oxley Act of 2002 by the CFO

       Exhibit 32    Certification of CEO and CFO Pursuant to ........... 30
                     Section 906 of the Sarbanes-Oxley Act






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

The Company's main office is located at 1016 Clemmons Street, Suite 302, Jupiter, Florida 33477, and the telephone number is (561) 745-6789

For a more detailed description of the bankruptcy proceedings and future plans for the business see Part II, Item 6 under Management's Discussion and Analysis of Financial Conditions and Results of Operations.

The Company does not have any off-balance sheet arrangements.
Employees:  The Company does not have any employees.

                                        4
ESECURESOFT COMPANY
(A Development Stage Company)

ITEM 2.  DESCRIPTION OF PROPERTY

The Company does not own any real property. The Company is located at 1016 Clemmons Street, Suite, 302, Jupiter, Florida 33477, consisting of approximately 1,277 square feet of office space. The Company shares the office with United States Financial Group, Inc. ("USFG"). USFG incurs the cost and full responsibility of the lease. The lease is for a term of two years, at a rental of $2,213 per month including sales tax.

ITEM 3.  LEGAL PROCEEDINGS

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote by the security holders during the fiscal year ended May 31, 2007.

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

On June 4, 2004, the Board of Directors of eCom readopted a resolution to spinoff the Company and authorized whatever action necessary to complete this
                                      5
ESECURESOFT COMPANY
(A Development Stage Company)

ITEM 6 MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS
      (CONTINUED)

process including acquisitions and mergers. In this regard, the board included instructions for the distribution of stock by its Transfer Agent, Florida Atlantic Stock Transfer (FAST), to the shareholders when the share certificates were properly exercised and costs relating to the issuance of these shares were paid in full. Notwithstanding the foregoing, eCom eCom was not able to pay FAST the amounts required to send out the stock certificates to the shareholders, and therefore, the shares were not issued. Due to eCom's financial condition, eCom was unable to effectuate the spinoffs. In connection with the spinoffs, eCom owned all outstanding and issued shares of common stock of the Company. By spinning off the Company, eCom distributed the common stock of the Company to eCom's shareholders in proportion to the shares held in eCom as the relevant record date.

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

On July 18, 2005, the Company received a letter from the Securities and Exchange Commission asking it to provide legal analysis for the "spin-off" share issuance. A copy of this letter is enclosed herein as Exhibit No. 99.1.

In an effort to give the SEC an answer regarding their request for detailed clarification as to the legal analysis of the spin-off companies and to comply with the request to withdraw each of the above referenced spin-off companies' Form 10SBG12, on August 15, 2005 each spin-off company withdrew their respective July 8, 2005 Form 10SBG12 filings. On August 15, 2005 Barney A. Richmond filed a reply with the SEC regarding their July 18, 2005 correspondence. A copy of Mr. Richmond's legal analysis is enclosed as Exhibit No. 99.2.

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.3. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.4. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday September 10, 2007 at 2:30 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, FL

The Company has had no recent revenues or earnings from operations. The Company will sustain operating expenses without corresponding revenues. This will result in the Company incurring net operating losses until the Company can realize profits from the business ventures it intends to acquire.




                                 6
ESECURESOFT COMPANY
(A Development Stage Company)

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

On June 22, 2007, the United States Securities & Exchange Commission ("SEC"), via SEC File No. S7-11-07 and through Release No. 33-8813, issued proposed revisions to Rule 144 and Rule 145 to Shorten Holding Period for Affiliates and Non-Affiliates from Two (2) Years To Six (6) Months To Facilitate Capital Raising For Smaller Companies. Comments from the public are due on September 4, 2007.

By waiting on clarification as to the outcome of the new SEC proposed 144 Rule, if adopted, would reduce eighteen (18) months off the time that the 144 restriction may be removed; and would save significant SEC registration fee costs for each company. If this proposed rule is adopted by the SEC, 144 Private Placement shares will be automatically eligible for resale in six (6) months.

As a result, the company is seeking to raise Three Hundred Thousand ($300,000) U.S. Dollars through the issuance of a ten percent (10%) promissory note to be used to fund general corporate operations, including pursuing merger and acquisition opportunities. For each $25,000 purchased, the promissory note holder will receive ten percent (10%) interest, payable monthly plus one hundred thousand (100,000) $.01 cent warrants in the company.

Repayment of the promissory note will come from the following intended sources:
1. If the SEC 144 Six (6) Month Rule is adopted, the Company plans to immediately prepare a SEC 506 Regulation D Private Placement 144 Equity Offering. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.

2. If the SEC 144 Six (6) Month Rule is not adopted, the Company plans to prepare a SEC 506 Regulation D Private Placement 144 Equity Offerings in accordance with the existing two (2) year SEC 144 Rule. Upon completion of these offerings, several of the above described Companies would file SB-2 or S-3 Registration Statements to register common shares for resale. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.

The success of the Company's proposed plan of operation will depend primarily on the success of the Company's business operations and the realization of the business' perceived potential. The funding of this proposed plan will require

                                       7
ESECURESOFT COMPANY
(A Development Stage Company)

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


COMPARISON OF RESULTS OF OPERATIONS: Year Ended May 31, 2007 vs. Year Ended May 31, 2006.

Revenue for the year ended May 31, 2007 and the year ended May 31, 2006 was $0

Cost of sales which includes depreciation expense May 31, 2007 and for the year ended May 31, 2006 was $0.

Total operating expenses for the year ended May 31, 2007 was $102,352 compared to $105,814 for the year ended May 31, 2006.

Administrative expense was $102,814 in fiscal year 2007 versus $105,814 in 2006 were the result of the company focusing its efforts towards keeping the Company current with rent, tax preparation, SEC filings, administrative costs, etc.

The operations for the year ended May 31, 2007 resulted in a net loss of $(102,352) versus a net loss of $(105,814) recorded in the year ended May 31, 2006.


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

                                       8
ESECURESOFT COMPANY
(A Development Stage Company)

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













                                    9
                             INDEX - PART F/S

ITEM 1    FINANCIAL STATEMENTS

          Report of Independent Registered Public Accounting Firm......F-2

          Balance Sheets
           May 31, 2007 and 2006.......................................F-3

          Statements of Operations
           Twelve Months Ended May 31, 2007 and 2006 and from
           Inception, November 21, 2003, through May 31, 2007..........F-4

          Statement of Changes in Shareholders' Equity
           From Inception, November 21, 2003, through May 31, 2007.....F-5

          Statements of Cash Flows
           Twelve Months Ended May 31, 2007 and 2006 and from
           Inception, November 21, 2003, through May 31, 2007..........F-6

          Notes to Financial Statements................................F-8



































                                       F-1
                   Wieseneck, Andres & Company, P.A.
                      Certified Public Accountants
                     772 U.S. Highway 1, Suite 100
                    North Palm Beach, Florida 33408
                              (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


         REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
ESECURESOFT COMPANY
(A Development Stage Company)
Jupiter, Florida

We have audited the accompanying balance sheets of eSecureSoft Company (a Development Stage Company), as of May 31, 2007 and 2006, and the related statements of operations and cash flows for the twelve months ended May 31, 2007 and 2006 and from inception, November 21, 2003, through May 31, 2007, and the statement of changes in shareholders' equity from inception, November 21, 2003, through May 31, 2007. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of eSecureSoft Company (a Development Stage Company), as of May 31, 2007 and 2006 and the results of its operations and cash flows for the twelve months ended May 31, 2007 and 2006 and for the period from inception, November 21, 2003, through May 31, 2007, and the statement of changes in shareholders' equity from inception November 21, 2003 through May 31, 2007 in conformity with accounting principles generally accepted in the United States of America.



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
August 28, 2007

                                      F-2
ESECURESOFT COMPANY
(A Development Stage Company)
BALANCE SHEETS
MAY 31, 2007 AND 2006
                                                  2007                2006
ASSETS                                       -------------       ------------
    Current Assets
         Cash and Cash Equivalents           $         64        $        44
         Prepaid Expense                                0              5,000
         Loan Receivable Related Parties            7,000              7,000
                                             -------------       ------------

             Total Current Assets                   7,064             12,044
                                             -------------       ------------


TOTAL ASSETS                                 $      7,064        $    12,044
                                             =============       ============

LIABILITIES & STOCKHOLDERS' EQUITY
 Liabilities
         Current Liabilities
            Accounts Payable                 $      8,049        $    10,770
            Loans Payable                              29              3,616
            Shareholder Loans                           0             22,580
                                             -------------       ------------
         Total Current Liabilities                  8,078             36,966
                                             -------------       ------------
     Total Liabilities                              8,078             36,966
                                             -------------       ------------

Stockholders' Equity
         Common Stock $.01 par value, 100 million
         Shares authorized, 24,632,169 shares issued
         and outstanding                          246,321
         Common Stock $.01 par value, 100 million
         Shares authorized, 12,006,059 shares issued
         and outstanding                                             120,061

         Paid-in-Capital                           53,206             53,206
         Deficit accumulated during the
          development stage                      (300,541)          (198,189)
                                             -------------       ------------
  Total Stockholders' Equity                       (1,014)           (24,922)
                                             -------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY     $      7,064        $    12,044
                                             =============       ============


The accompanying notes are an integral part of the financial statements.





                                       F-3
ESECURESOFT COMPANY
(A Development Stage Company)
STATEMENTS OF OPERATIONS FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006 AND FROM INCEPTION, NOVEMBER 21, 2003 THROUGH MAY 31, 2007
                                                               INCEPTION,
                                                              NOV 21, 2003
                                                                THROUGH
                                     2007        2006         MAY 31, 2007
                               -------------  ------------    ------------
 Revenues
    Net Sales                  $         -    $       -       $        -
    Cost of Sales                        -            -                -
                               -------------  ------------    ------------
       Gross Profit                      -            -                -

 Operating Expenses
   General and Administrative       102,352       105,814         300,541
                               -------------  ------------    ------------
       Total Operating Expenses     102,352       105,814         300,541

                                ------------  ------------    ------------
         Loss from Operations      (102,352)     (105,814)       (300,541)
                                ------------  ------------    ------------

      Net Loss                $    (102,352)   $(105,814)      $ (300,541)
                               =============  ============    ============

Basic and Diluted
 Net loss Per Common Share     $      (.006)   $     (.012)
                               =============   ============


Weighted Average Shares
     Outstanding                 18,319,114      8,730,999
                               =============   ============















The accompanying notes are an integral part of the financial statements.




                                       F-4



ESECURESOFT COMPANY
(A Development Stage Company)
STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY FROM INCEPTION, NOVEMBER 21, 2003 THROUGH MAY 31, 2007
                            Number   At Par     Add'l                Total
                              of      Value   Paid In  Accumulated  Stockholder
                            Shares     $.01   Capital  (Deficit)     Equity
Balance,                ----------- -------- --------- ---------- -----------
Nov 21, 2003                     0   $     0  $     0   $      0   $       0

Issuance of
 Common Stock to
 eCom eCom.com Inc.              1         -        -          -           -

Cancellation of
 Common Stock by
 eCom eCom.com Inc.             (1)       (0)      (0)         -           -

Issuance of
 Common Stock to
 eCom eCom.com Inc.
 shareholders              499,503     4,995   (4,995)         -           -

Net Loss 2004                    -         -        -         (7)            (7)

Assets Distribution
 from eCom eCom                  -         -   58,201          -         58,201

Sale of Common Stock
 (See Note N)            2,500,000    25,000        -          -         25,000

Net Loss 2005                    -         -        -    (92,368)       (92,368)

Convert Debt to Common
Stock (See Note O)       8,006,556    80,066        -          -         80,066

Convert Professional
 Fees to Common Stock    1,000,000    10,000        -          -         10,000

Net Loss 2006                    -         -        -    (105,814)     (105,814)

Convert Related Party
  Debt to Common Stock
  (See Note O)          11,776,110   117,760        -          -        117,760

Convert Professional
  Fees to Common Stock     850,000     8,500        -          -          8,500

Net Loss 2007                    -         -        -     (102,352)    (102,352)
                         -----------  --------- --------- ---------- -----------
Balance
 May 31, 2007            24,632,169  $246,321  $ 53,206  $(300,541)   $  (1,014)
                         =========== ========= ========== ========== ===========
The accompanying notes are an integral part of the financial statements.
                                       F-5
ESECURESOFT COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006 AND FROM INCEPTION,
NOVEMBER 21, 2003 THROUGH MAY 31, 2007

                                                                   INCEPTION
                                                                  NOV 21, 2003
                                                                    THROUGH
                                               2007        2006   MAY 31, 2007
                                            ----------  ---------   ---------

Cash Flows From Operating Activities
  Cash received from customers               $      -   $      -   $       -
  Cash paid to suppliers of goods
      and services                               (867)   (26,629)    (60,448)
  Income taxes paid                                 -          -           -
  Interest paid                                     -          -           -
  Interest received                                 -          -           -
                                            ----------  ---------   ---------
Net Cash Flows Used in
       Operating Activities                      (867)   (26,629)    (60,448)
                                            ----------  ---------   ---------
Cash Flows From Investing Activities
  Payment of Intangible Assets                      -          -           -
                                            ----------  ---------   ---------

Cash Flows From Financing Activities
  Proceeds of loans from stockholders
   and related companies                        1,087	     3,546      42,712
  Loans to related companies    		       (200)         -      (5,200)
  Proceeds of loans to related company              -     (2,000)     (2,000)
  Proceeds from Sale of Common Stock
  (Net stock issue costs $0)                                          25,000
                                            ----------  ---------   ---------
      Net Cash Flows Provided By
       (Used In) Financing Activities             887     1,546       60,512
                                            ----------  ---------   ---------
Net Increase / (Decrease) in Cash                  20   (25,083)          64

Cash and Cash Equivalents at
 Beginning of Period                               44     25,127           0

                                            ----------  ---------   ---------
Cash and Cash Equivalents at
 End of Period                              $      64   $     44    $     64
                                            ==========  =========   =========



The accompanying notes are an integral part of the financial statements.




                                      F-6

ESECURESOFT COMPANY
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
FOR THE TWELVE MONTHS ENDED MAY 31, 2007 AND 2006

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                                2007                2006


  Net Income (Loss)                       $   (102,352)       $  (105,814)
  Add items not requiring outlay of cash:
   Write off of intangible assets                    -                  -
   Convert related company debt to equity      117,760             80,066
   Convert professional fees to equity           8,500             10,000
 Cash was increased by:
   Decrease in prepaid assets                    5,000
   Increase in accounts payable                      -              9,617
 Cash was decreased by:
   Decrease in accounts payable                 (2,721)                 -
   Decrease in accounts payable
    to a related company                       (27,054)           (15,498)
   Increase in prepaid assets                        -             (5,000)
                                           -------------       ------------
      Net Cash Flows Used in
       Operating Activities               $       (867)       $   (26,629)
                                          ===============      ==============


Non-Cash Transactions:

The Company reduced its current years accounts payables for expenses, (rent, tax preparation, SEC filings, administrative costs, etc.) that had been paid by a related company for the benefit of eSecureSoft Company. The related company invoiced eSecureSoft Company for the expenses it paid. The partial reduction of the accounts payable in the amount of $117,760 were converted to 11,776,110 of eSecureSoft Company's common stock in year ending May 31, 2007. Likewise in the year ending May 31, 2006 $80,065 were converted to 8,006,556 of eSecureSoft Company's common stock.

eSecureSoft Company also paid the professional fees of an independent third party in year ending May 31, 2007 in the amount of $8,500 by issuing 850,000 shares of its commons stock and in the year ending May 31, 2006 in the amount of $10,000 by issuing 1 million shares of its common stock.







The accompanying notes are an integral part of the financial statements.



                                       F-7
ESECURESOFT COMPANY
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS

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


                                      F-8
eSecureSoft Company
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

NOTE D - PREPAID EXPENSES

The Company has prepaid expenses at May 31, 2007 and May 31, 2006 in the amount of $0 and $5,000 which consist of professional consulting fees paid in advance.

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

NOTE H - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of May 31, 2007 totals approximately $297,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024 lasting until 2027.

                                     F-9
eSecureSoft Company
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

NOTE J - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:

                                                         May 31, 2007
                                                      -----------------
       Loss carry forward for tax purposes             $       297,000
                                                       ================
       Deferred tax asset (34%)                                100,980
       Valuation allowance                                    (100,980)
                                                       ----------------
       Net deferred tax asset                          $             0
                                                       ================

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.

NOTE K - RELATED PARTY TRANSACTIONS

The Company has loans payable due to related company entities. eCom eCom.com, Inc. is owed $20 for funds advanced to the Company for its operations.

                                     F-10
eSecureSoft Company
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE K - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the year ended May 31, 2007 is approximately $65,000. The amounts due to American Capital were paid by the issuance of common stock at the end of the reporting period.

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

                                      F-11
eSecureSoft Company
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE M - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections, was issued in May 2005. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. This Statement requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in nondiscretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. This Statement also requires that a change in depreciation, amortization, or depletion method for long-lived, nonfinancial assets be accounted for as a change in accounting estimate by a change in accounting principle. This Statement carries forward without change the uidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. This Statement also carries forward the guidance in Opinion 20 requiring justification of a change in accounting principle on the basis of preferability.

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

                                      F-12
eSecureSoft Company
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

NOTE O - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current year accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of eSecureSoft Company. The related company invoiced eSecureSoft Company for the expenses it paid on its behalf. In the year ended May 31, 2006, eSecureSoft Company reduced a portion of its outstanding accounts payable to the related company by $80,066 by issuing the company 8,006,556 shares of its common voting shares. See Note N relating to the distribution of these shares. An additional 9,326,479 shares of common stock were issued to the related company in payment of accounts payable during the year ended May 31, 2007. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at May 31, 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

During the last two fiscal years, the Company has not had any changes in or disagreements with its accountants.

ITEM 8A.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934), the Chief Executive and Chief Financial Officer of the Company has concluded that the Company's
                                       F-13

ESECURESOFT COMPANY
(A Development Stage Company)

ITEM 8A.  CONTROLS AND PROCEDURES (CONTINUED)

disclosure controls and procedures are effective at the reasonable assurance level to ensure that information required to be disclosed by the Company in its Exchange Act reports is recorded, processed, summarized and reported within the applicable time periods specified by the SEC's rules and forms.

There were no changes in the Company's internal controls over financial reporting during the year ended May 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name                        Age                       Positions Held


Barney A. Richmond          55                  Chairman/President/Secretary
                                                         Director

Richard C. Turner           47                  Treasurer/Director

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

                                  23


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of the date of this filing, there are a total of 24,632,169 shares of the Company's stock outstanding, all of which are common stock. The table below shows the number of shares of common stock held by (a) each director and executive officer of the Company, (b) the directors and executive officers of the Company as a group, and (c) each person known by us to be the beneficial owner of more than 5% of the Company's outstanding stock.

                                              Number of         % of Shares
Name and Address                              Shares Owned      Outstanding
___________________                          ______________    ______________
Barney A. Richmond, Director & President (1)     4,327,523          17.6%
601 Seafarer Circle
Jupiter, FL

Richard C. Turner, Director, Treasurer   (2)
& Chief Financial Officer                          372,644           1.5%
4200 Oak Street
Palm Beach Gardens, FL

United States Financial Group, Inc.              1,899,583           7.7%
Jupiter, FL


                                       24

ESECURESOFT COMPANY
(A Development Stage Company)

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT (CONTINUTED)

American Capital Holdings, Inc.                  8,867,064          36.0%
Jupiter, FL

                                              _____________     ______________
All Directors & Executive Officers
     as a group (2 persons)                      4,700,167          19.1%

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

     Exhibit 3.1 Articles of Incorporation of the Company filed November 21, 2003 (incorporated by reference to the Company's Form 10SB)

     Exhibit 3.2 Bylaws of the Company (incorporated by reference to the Company's Form 10SB)

     Exhibit 31.1 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CEO

     Exhibit 31.2 Certification required under Section 302 of the Sarbanes-Oxley Act of 2002 by the CFO

     Exhibit 32       Section 1350 Certification

     Exhibit 99.1 July 18, 2005 letter from the Securities and Exchange Commission asking AAB National Company to provide legal analysis for their "spin-off" share issuance. (1)

     Exhibit 99.2 August 15, 2005 legal analysis from Barney A. Richmond Filed in response to the SEC July 18, 2005 letter. (1)

                                     25
ESECURESOFT COMPANY
(A Development Stage Company)

     Exhibit 99.3 Transcript of March 12, 2007 Confirmation Hearing of debtor eCom eCom.com, Inc. (1)

     Exhibit 99.4 Order dated March 23, 2007 confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings Inc. (2)

        (1) Incorporated by reference to Form 10-QSB for the quarter ended November 30, 2006. (SEC accession number 0001321511-07-000003)

        (2) Incorporated by reference to Form 10-QSB for the quarter ended February 28, 2007. (SEC accession number 0001321511-07-000004)

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


ITEM 14.  PRINCIPLE ACCOUNTANT FEES AND SERVICES

Audit Fees.

The aggregate fees billed to the Company for professional services rendered for the audit of the Company's annual financial statements, review of the Company's quarterly financial statements, and other services normally provided in connection with statutory and regulatory filings or engagements was $9,750 for the fiscal year ended May 31, 2006, and $2,795 for the fiscal year ended May 31, 2007.

Other Fees.

Other fees billed to the Company by accountants for consultation services, research and client assistance totaled $0 for the fiscal year ended May 31, 2007, and $0 for the fiscal year ended May 31, 2006.















                                       26
ESECURESOFT COMPANY
(A Development Stage Company)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ESECURESOFT COMPANY
(Registrant)

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: August 28, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By   /s/ Barney A. Richmond
     ----------------------
     Barney A. Richmond, Chief Executive Officer
Date: August 28, 2007

By   /s/ Richard C. Turner
     ----------------------
     Richard C. Turner, Chief Financial Officer
Date: August 28, 2007


























                                     27
ESECURESOFT COMPANY
(A Development Stage Company)

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



                                    28
ESECURESOFT COMPANY
(A Development Stage Company)

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

Date: August 28, 2007

     /s/ Barney A. Richmond
     ______________________
     Barney A. Richmond, Chief Executive Officer


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

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
                                   29
ESECURESOFT COMPANY
(A Development Stage Company)

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

(5) The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

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

Date: August 28, 2007

     /s/ Richard C. Turner
     ______________________
     Richard C. Turner, Chief Financial Officer

Exhibit 32

In connection with the Annual Report of ESECURESOFT COMPANY(the "Company") on Form 10-KSB for the period ending May 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Treasurer of the Company, certify, pursuant to 18 U.S.C 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

     (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

     /s/ Barney A. Richmond
     ______________________
     Barney A. Richmond, Chief Executive Officer
     August 28, 2007

     /s/ Richard C. Turner
     _______________________
     Richard C. Turner, Chief Financial Officer
     August 28, 2007
                                30

[A signed original of this written statement required by Section 906 has been provided to ESECURESOFT COMPANY and will be retained by ESECURESOFT COMPANY and furnished to the Securities and Exchange Commission or its staff upon request.]

Exhibits to Form 10-KSB will be provided to shareholders of the Registrant upon written request addressed to ESECURESOFT COMPANY, 1016 Clemmons Street, Suite 302, Jupiter, Florida 33477. Any exhibits furnished are subject to a reasonable photocopying charge.

The Securities and Exchange Commission has not approved or disapproved of this Form 10-KSB nor has it passed upon its accuracy or adequacy.











































                                     31