Form 10QSB
period 2007-08-31
eSecureSoft CO
filed 2007-10-15
CIK 1321511

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended August 31, 2007


      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from              to ___________

                              File Number 000-51416

                               eSecureSoft Company
-----------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Florida                                     20-1068608
--------------------------------             --------------------------------
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                       Identification No.)

                        1016 Clemmons Street, Suite 302
                             Jupiter, Florida 33477
-----------------------------------------------------------------------------
                    (Address of principal executive offices)

                                (561) 745-6789
-----------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of August 31, 2007 the issuer had 31,657,546 shares of common stock, $.01 Par Value, outstanding]


On March 3, 2005, eSecureSoft Company received Cusip Number: 296423 10 6

On March 23, 2005, eSecureSoft Company received CIK Number: 0001321511


ESECURESOFT COMPANY                 FORM 10-QSB             August 31, 2007
A Development Stage Enterprise

                                     INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm.... 3

          Balance Sheets:
           August 31, 2007 and May 31, 2007 ......................... 4

          Statements of Operations:
           Three Months Ended August 31, 2007 and 2006 and from
           Inception, March 1, 2004 through August 31, 2007.......... 5

          Statement of Changes in Shareholders' Equity from
           May 31, 2005 through August 31, 2007 ..................... 6

          Statement of Cash Flows
           Three Months Ended August 31, 2007 and 2006 and from
           Inception, March 1, 2004 through August 31, 2007 ......... 7

          Notes to Financial Statements.............................. 9

ITEM 2 Management's Discussion and Analysis or Plan of Operation.... 15

ITEM 3 Controls and Procedures...................................... 18

PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings............................................ 19

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds..................................................... 19

ITEM 3 Defaults Upon Senior Securities.............................. 19

ITEM 4 Submission of Matters to a Vote Of Security Holders ......... 19

ITEM 5 Subsequent Events............................................ 20

ITEM 6 Exhibits..................................................... 20

SIGNATURES AND CERTIFICATIONS....................................... 21

  Exhibit 31.1  Certification required under Section 302 of ........ 22 the Sarbanes-Oxley Act of 2002 by the CE0

  Exhibit 31.2  Certification required under Section 302 of ........ 23 the Sarbanes-Oxley Act of 2002 by the CFO

  Exhibit 32    Certification of CEO and CFO Pursuant to ........... 24
                Section 906 of the Sarbanes-Oxley Act

                                   2
                     Wieseneck, Andres & Company, P.A.
                      Certified Public Accountants
                      772 U.S. Highway 1, Suite 100
                     North Palm Beach, Florida 33408
                             (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                        FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders eSecureSoft Company
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of eSecureSoft Company, a Development Stage Enterprise, as of August 31, 2007 and May 31, 2007, and the related statements of operations for the three month periods ended August 31, 2007 and 2006 and from Inception, November 21, 2003, through August 31, 2007, the related statements of operations for three month periods ended August 31, 2007 and 2006, the statement of changes in stockholders' equity from May 31, 2005 through August 31, 2007 and the statement of cash flows for the three month periods ended August 31, 2007 and 2006 and from Inception, November 21, 2003, through August 31, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
October 15, 2007





                                      3
eSecureSoft Company
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                          August 31, 2007       MAY 31, 2007
                                           -------------        ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents                $         1         $        64
    Prepaid Expense                                    0                   0
    Loan Receivable Related Parties                7,000               7,000
                                             -----------         -----------
       Total Current Assets                        7,540               7,064
                                             -----------         -----------
TOTAL ASSETS                                 $     7,001         $     7,064
                                             ===========         ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                       $    12,692         $     8,049
      Loans Payable                                   29                  29
                                             -----------         -----------
    Total Current Liabilities                     12,721               8,078
                                             -----------         -----------
  Total Liabilities                               12,721               8,078
                                             -----------         -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    27,696,869 at August 31, 2007
    and 24,632,169 at May 31, 2007               276,968             246,321
    Paid-in Capital                               54,205              53,206
    Deficit Accumulated during
    the Development Stage                       (336,894)           (300,541)
                                              -----------         -----------
    Total Stockholders' Equity                    (5,720)             (1,014)
                                              -----------         -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                      $     7,001         $     7,064
                                              ===========         ===========



Read accompanying summary of accounting policies, notes tofinancial statements and independent accountants' review report.









                                       4
eSecureSoft Company
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED AUGUST 31, 2007 AND 2006
AND FROM INCEPTION, NOVEMBER 21, 2003, THROUGH AUGUST 31, 2007
(UNAUDITED)
                                                             INCEPTION
                                                         NOVEMBER 21, 2003
                                                              THROUGH
                                  2007           2006     AUGUST 31, 2007
                              ------------   ------------   ------------
Revenues
  Net Sales                    $         -    $         -    $         -
  Cost of Sales                          -              -              -
                              ------------   ------------   ------------
    Gross Profit                         -              -              -

Operating Expenses
  General and Administrative        36,110         33,793        333,747
  Interest Expense                     243              -          3,147
                              ------------   ------------   ------------
    Total Operating Expenses        36,353         33,793        336,894
                              ------------   ------------   ------------
    Loss from Operations           (36,353)       (33,793)      (336,894)
                              ------------   ------------   ------------
Net Loss                       $   (36,353)   $   (33,793)   $  (336,894)
                              ============   ============   ============

Basic and Diluted
  Net Loss per Common Share    $    (.001)   $    (.002)
                              ============   ============

Weighted Average Shares
            Outstanding         27,696,869     16,679,200
                              ============   ============


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eSecureSoft Company
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM  MAY 31, 2005, THROUGH AUGUST 31, 2007
(UNAUDITED)
                     Number    At Par    Add'l                    Total
                          of       Value   Paid In   Accumulated  Stockholder
                        Shares     $.01    Capital    (Deficit)      Equity
Balance,              ---------  --------  --------   ---------    ---------
  May 31, 2005        2,999,503  $ 29,995  $ 53,206  $ (92,375)    $ (9,174)

Convert Related Party
  Debt to Common
  Stock (See Note O)  8,006,556    80,066         -         -        80,066

Convert Professional
  Fees to Common
  Stock               1,000,000    10,000         -         -        10,000

Net Loss 2006                -         -          -   (105,814)    (105,814)

Convert Related Party
  Debt to Common Stock
  (See Note O)      11,776,110   117,760          -         -       117,760

Convert Professional
  Fees to Common Stock 850,000     8,500          -         -         8,500

Net Loss 2007                -         -          -   (102,352)    (102,352)
                      ---------  --------  --------  ---------    ---------
Balance
 May 31, 2007       24,632,169   246,321     53,206   (300,541)      (1,014)

Convert Related Party
 Debt to Common Stock
 (See Note O)        1,364,700    13,647      1,000          -       14,647

Convert Professional Fees
 to Common Stock     1,700,000    17,000          -          -       17,000

Net Loss 2007                -         -          -    (36,353)     (36,353)
                      ---------  --------  --------  ---------    ---------
Balance
 Aug 31, 2007       27,696,869  $276,968   $ 54,206  $(336,894)   $  (5,720)
                      =========  ========  ========  =========    =========


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eSecureSoft Company
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED FEBRUARY 28, 2007 AND 2006
AND FROM INCEPTION, NOVEMBER 21, 2003, THROUGH FEBRUARY 28, 2007
(UNAUDITED)
                                                                 INCEPTION
                                                             NOVEMBER 21, 2003
                                                                  THROUGH
                                   AUG 31, 2007  AUG 31, 2006   AUG. 31, 2007
                                      ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers        $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                          (85)     (9,474)       (60,533)
  Income taxes paid                           -           -              -
                                      ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities                 (85)     (9,474)       (60,533)
                                      ----------  ----------     ----------
Cash Flows From Investing Activities          -           -              -
                                      ----------  ----------     ----------
   Net Cash Flows Provided by
  (Used in) Investing Activities              -           -              -

Cash Flows From Financing Activities
  Sale of Common Stock                        -           -         25,000
  Proceeds of loans from shareholders
   and related company                       72         150         42,784
  Repayment of loans from shareholders        -          -               -
  Repayment of loans - related company      (50)    (15,500)        (5,250)
  Loans to related company                    -           -         (2,000)
                                      ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities        22     (15,350)        60,534
                                      ----------  ----------     ----------
Net Increase / (Decrease) in Cash           (63)    (24,824)             1

Cash and Cash Equivalents at
 Beginning of Period                         64      25,127              0

                                      ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                        $       1   $     303      $       1
                                      ==========  ==========     ==========



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

eSecureSoft Company
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED
AUGUST 31, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                           August 31, 2007    August 31, 2006
                                              ------------       ------------
  Net Income (Loss)                           $   (36,353)       $   (90,011)

  Add items not requiring outlay of cash:
   Depreciation and amortization                        -             14,281
   Convert related party debt to equity            14,625             55,485
   Convert account payable to equity                    -             10,000
   Convert professional fees to equity             17,000                  -

 Cash was increased by:
   Decrease in prepaid assets                           -                  -
   Increase in accounts payable                     4,643              8,271

 Cash was decreased by:
   Increase in prepaid assets                           -             (7,500)

                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $       (85)       $    (9,474)
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

NOTE D - PREPAID EXPENSES

The Company has prepaid expenses at August 31, 2007 and May 31, 2007 in the amount of $0 and $0 which consist of professional consulting fees paid in advance.

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

NOTE H - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of August 31, 2007 totals approximately $300,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.
                                      10

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

NOTE J - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                       August 31, 2007
                                                      -----------------
       Loss carry forward for tax purposes             $      300,000
                                                       ================
       Deferred tax asset (34%)                               102,000
       Valuation allowance                                   (102,000)
                                                       ----------------
       Net deferred tax asset                          $            0
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

                                      11
eSecureSoft Company
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE K - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the nine months ended August 31, 2007 is approximately $10,625. The amounts due to American Capital were paid by the issuance of common stock at the end of the reporting period.

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

NOTE O - SHAREHOLDER LOAN, RELATED COMPANY ACCOUNTS PAYABLE

The Company had a portion of its prior and current year accounts payable such as rent, administrative costs, tax preparation, SEC filing costs, etc. paid by a related company, American Capital Holdings, Inc., for the benefit of eSecureSoft Company. The related company invoiced eSecureSoft Company for the expenses it paid on its behalf. In the year ended May 31, 2006, eSecureSoft Company reduced a portion of its outstanding accounts payable to the related company by $80,066 by issuing the company 8,006,556 shares of its common voting shares. See Note N relating to the distribution of these shares. An additional 9,326,479 shares of common stock were issued to the related company in payment of accounts payable during the year ended May 31, 2007. An additional 1,062,500 shares of common stock were issued to the related company in payment of accounts payable during the three months ended August 31, 2007. The Company has an outstanding balance due to American Capital Holdings, Inc. of $0 at August 31, 2007.










                                      14

eSecureSoft Company
A Development Stage Enterprise

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the nine month periods ended August 31, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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

On November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. under Chapter 11 Title 11, of the United States Bankruptcy Code. Thereafter, an order for relief was entered by the United States Bankruptcy Court on May 16, 2005. On June 2, 2005, the shares of the Spin-Off Company were distributed to eCom shareholders of record, as of May 27, 2005. Subsequent

                                      15
eSecureSoft Company
A Development Stage Enterprise

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

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

On June 22, 2007, the United States Securities & Exchange Commission ("SEC"), via SEC File No. S7-11-07 and through Release No. 33-8813, issued proposed revisions to Rule 144 and Rule 145 to Shorten Holding Period for Affiliates and Non-Affiliates from Two (2) Years To Six (6) Months To Facilitate Capital Raising For Smaller Companies. Comments from the public were due by September 4, 2007.

By waiting on clarification as to the outcome of the new SEC proposed 144 Rule, if adopted, would reduce eighteen (18) months off the time that the 144 restriction may be removed; and would save significant SEC registration fee
                                     16
eSecureSoft Company
A Development Stage Enterprise

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

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

RESULTS OF OPERATIONS
---------------------
Comparison of the three months ended August 31, 2007
with the nine months ended August 31, 2007
-------------------------------------------------------------------

Revenue for the three month periods ended August 31, 2007 and August 31, 2007 was $0.

                                  17
eSecureSoft Company
A Development Stage Enterprise

Cost of sales was $0 for both three month periods.

Operating expenses for the three months ended August 31, 2007 totaled $(36,110) compared to $(33,793) for the three months ended August 31, 2007. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

As a result of the incurrence of the administrative expenses without the realization of revenues, the net loss for the three months ended August 31, 2007 was $(36,353) versus a net loss of $(33,793) recorded in the nine months ended August 31, 2006.

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



                                   18
eSecureSoft Company
A Development Stage Enterprise

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None




                                       19
eSecureSoft Company
A Development Stage Enterprise

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













                                 20

eSecureSoft Company
A Development Stage Enterprise

(b)  Reports on Form 8-K:

                        None


                              SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

October 15, 2007                        By: /s/ Barney A. Richmond
                                                Barney A. Richmond,
                                                Chief Executive Officer

October 15, 2007                        By: /s/ Richard C. Turner
                                                Richard C. Turner,
                                                Chief Financial Officer

































                                  21


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

Date: October 15, 2007

/s/ Barney A. Richmond
Barney A. Richmond
President                         22
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

Date: October 15, 2007
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer

                                 23
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of ESECURESOFT COMPANY, a Florida corporation (the "Company"), on Form 10-QSB for the period ended August 31, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney
A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Barney A. Richmond

Barney A. Richmond
President
Date: October 15, 2007


/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: October 15, 2007


[A signed original of this written statement required by Section 906 has been provided to eSecureSoft Company and will be retained by eSecureSoft Company and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.






                                      24