Form 10QSB
period 2007-11-30
eSecureSoft CO
filed 2008-01-15
CIK 1321511

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended November 30, 2007


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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of November 30, 2007 the issuer had 29,161,284 shares of common stock, $.01 Par Value, outstanding]


On March 3, 2005, eSecureSoft Company received Cusip Number: 296423 10 6

On March 23, 2005, eSecureSoft Company received CIK Number: 0001321511


ESECURESOFT COMPANY                 FORM 10-QSB            November 30, 2007
A Development Stage Enterprise
                                       INDEX
                                                                   PAGE NO.
PART I       FINANCIAL INFORMATION

ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm.... 3

          Balance Sheets:
           November 30, 2006 and May 31, 2006 ....................... 4

          Statements of Operations:
           Six Months Ended November 30, 2006 and 2005 and from
           Inception, November 21, 2003 through November 30, 2006 ... 5

          Statements of Operations:
           Three Months Ended November 30, 2006 and 2005 ............ 6

          Statement of Changes in Shareholders' Equity from
           Inception May 31, 2005, through November 30, 2006 ........ 7

          Statement of Cash Flows
           Three Months Ended November 30, 2006 and 2005 and from
           Inception November 21, 2003 through November 30, 2006 .... 8

          Notes to Financial Statements..............................10

ITEM 2 Management's Discussion and Analysis or Plan of Operation.....16

ITEM 3 Controls and Procedures.......................................19

PART II      OTHER INFORMATION

ITEM 1 Legal Proceedings.............................................20

ITEM 2 Unregistered Sales of Equity Securities and Use of
       Proceeds......................................................20

ITEM 3 Defaults Upon Senior Securities...............................20

ITEM 4 Submission of Matters to a Vote Of Security Holders ..........20

ITEM 5 Subsequent Events.............................................20

ITEM 6 Exhibits......................................................20

SIGNATURES AND CERTIFICATIONS........................................21

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

                                   2
                    Wieseneck, Andres & Company, P.A.
                      Certified Public Accountants
                      772 U.S. Highway 1, Suite 100
                     North Palm Beach, Florida 33408
                             (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders eSecureSoft Company
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of eSecureSoft Company, a Development Stage Enterprise, as of November 30, 2007 and May 31, 2007, and the related statements of operations for six month periods ended November 30, 2007 and 2006 and from Inception, November 21, 2003, through November 30, 2007, the related statements of operations for three month periods ended November 30, 2007 and 2006, the statement of changes in stockholders' equity from November 21, 2003 through November 30, 2007 and the statement of cash flows for the six month periods ended November 30, 2007 and 2006 and Inception, November 21, 2003 through November 30, 2007. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
January 14, 2008





                                      3
eSecureSoft Company
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                            NOV 30, 2007        MAY 31, 2007
                                           -------------        ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents                $        40         $        64
    Prepaid Expense                                    -                   -
    Loan Receivable Related Parties                7,000               7,000
                                             -----------         -----------
       Total Current Assets                        7,040               7,064
                                             -----------         -----------
TOTAL ASSETS                                 $     7,040         $     7,064
                                             ===========         ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                       $    13,179         $     8,049
      Loans Payable                                  116                  29
                                             -----------         -----------
    Total Current Liabilities                     13,295               8,078
                                             -----------         -----------
  Total Liabilities                               13,295               8,078
                                             -----------         -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    29,161,284 at November 30, 2007
    and 24,632,169 at May 31, 2007               291,612             246,321
    Paid-in Capital                               54,206              53,206
    Deficit Accumulated during
    the Development Stage                       (352,073)           (300,541)
                                              -----------         -----------
    Total Stockholders' Equity                    (6,255)             (1,014)
                                              -----------         -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                      $     7,040         $     7,064
                                              ===========         ===========



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.









                                       4
eSecureSoft Company
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006
AND FROM INCEPTION, NOVEMBER 21, 2003, THROUGH NOVEMBER 30, 2007
(UNAUDITED)
                                                             INCEPTION
                                                            NOV 21, 2003
                                                              THROUGH
                                  2007           2006       NOV 30, 2007
                              ------------   ------------   ------------
Revenues
  Net Sales                    $         -    $         -    $         -
  Cost of Sales                          -              -              -
                              ------------   ------------   ------------
    Gross Profit                         -              -              -

Operating Expenses
  General and Administrative        51,156         51,598        348,793
  Interest Expense                     376              -          3,280
                              ------------   ------------   ------------
    Total Operating Expenses        51,532         51,598        352,073
                              ------------   ------------   ------------
    Loss from Operations           (51,532)       (51,598)      (352,073)
                              ------------   ------------   ------------
Net Loss                       $   (51,532)   $   (51,598)   $  (352,073)
                              ============   ============   ============

Basic and Diluted
  Net Loss per Common Share    $    (.002)   $    (.003)
                              ============   ============

Weighted Average Shares
            Outstanding         29,161,284     16,679,200
                              ============   ============


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
















                                      5

eSecureSoft Company
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

                                      2007               2006
                                  ------------      ------------
Revenues
  Net Sales                       $         -       $        -
  Cost of Sales                             -                -
                                  ------------      ------------
    Gross Profit                            -                -

Operating Expenses
  General and Administrative           15,046            17,805
  Interest Expense                        133                -
                                  ------------      ------------
    Total Operating Expenses           15,179            17,805
                                  ------------      ------------
    Loss from Operations              (15,179)          (17,805)
                                  ------------      ------------
Net Loss                          $   (15,179)      $   (17,805)
                                  ============      ============

Basic and Diluted
  Net Loss per Common Share       $     (.001)      $     (.001)
                                  ============      ============

Weighted Average Shares
            Outstanding            29,161,284        18,242,038
                                  ============      ============



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.



















                                      6
eSecureSoft Company
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM  MAY 31, 2005, THROUGH NOVEMBER 30, 2007
(UNAUDITED)
                     Number    At Par    Add'l                    Total
                          of       Value   Paid In   Accumulated  Stockholder
                        Shares     $.01    Capital    (Deficit)      Equity
Balance,              ---------  --------  --------   ---------    ---------
  May 31, 2005        2,999,503  $ 29,995  $ 53,206  $ (92,375)    $ (9,174)

Convert Related Party
  Debt to Common
  Stock (See Note O)  8,006,556    80,066         -         -        80,066

Convert Professional
  Fees to Common
  Stock               1,000,000    10,000         -         -        10,000

Net Loss 2006                -         -          -   (105,814)    (105,814)

Convert Related Party
  Debt to Common Stock
  (See Note O)      11,776,110   117,760          -         -       117,760

Convert Professional
  Fees to Common Stock 850,000     8,500          -         -         8,500

Net Loss 2007                -         -          -   (102,352)    (102,352)
                      ---------  --------  --------  ---------    ---------
Balance
 May 31, 2007       24,632,169   246,321     53,206   (300,541)      (1,014)

Convert Related Party
 Debt to Common Stock
 (See Note O)        2,829,100    28,291      1,000          -       29,291

Convert Professional Fees
 to Common Stock     1,700,000    17,000          -          -       17,000

Net Loss 2007                -         -          -    (51,532)     (51,532)
                      ---------  --------  --------  ---------    ---------
Balance
 Nov 30, 2007       29,161,284  $291,612   $ 54,206  $(352,073)   $  (6,255)
                      =========  ========  ========  =========    =========


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.







                                        7

eSecureSoft Company
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED NOVEMBER 30, 2007 AND 2006
AND FROM INCEPTION, NOVEMBER 21, 2003, THROUGH NOVEMBER 30, 2007
(UNAUDITED)
                                                                 INCEPTION
                                                             NOVEMBER 21, 2003
                                                                  THROUGH
                                     NOV 30, 2007 NOV 30, 2006  NOV 30, 2007
                                      ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers        $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                         (152)    (43,603)       (60,600)
  Income taxes paid                           -           -              -
                                      ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities                (152)    (43,603)       (60,600)
                                      ----------  ----------     ----------
Cash Flows From Investing Activities          -           -              -
                                      ----------  ----------     ----------
   Net Cash Flows Provided by
  (Used in) Investing Activities              -           -              -

Cash Flows From Financing Activities
  Sale of Common Stock                        -      70,015         25,000
  Proceeds of loans from shareholders
   and related company                      178           -         42,890
  Repayment of loans from shareholders        -     (22,580)             -
  Repayment of loans - related company      (50)     (3,396)        (5,250)
  Loans to related company                    -           -         (2,000)
                                      ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities       128      44,039         60,640
                                      ----------  ----------     ----------
Net Increase / (Decrease) in Cash           (24)        436             40

Cash and Cash Equivalents at
 Beginning of Period                         64          44              0
                                      ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                        $      40   $     480      $      40
                                      ==========  ==========     ==========



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.




                                        8


eSecureSoft Company
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED
NOVEMBER 30, 2007 AND 2006
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                              Nov 30, 2007       Nov 30, 2006
                                              ------------       ------------
  Net Income (Loss)                           $   (51,532)       $   (51,598)

  Add items not requiring outlay of cash:
   Depreciation and amortization                        -                  -
   Convert related party debt to equity            29,520                  -
   Convert account payable to equity                    -                  -
   Convert professional fees to equity             17,000                  -

 Cash was increased by:
   Decrease in prepaid assets                           -              5,000
   Increase in accounts payable                     5,130              2,995

 Cash was decreased by:
   Increase in prepaid assets                           -                  -

                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $      (152)       $   (43,603)
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

NOTE D - PREPAID EXPENSES

The Company has prepaid expenses at November 30, 2007 and May 31, 2007 in the amount of $0 and $0 which consist of professional consulting fees paid in advance.

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

NOTE H - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of November 30, 2007 totals approximately $349,000. These carry forwards, which will be available to offset future taxable income, expire beginning in 2024.
                                      11

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

NOTE J - DEFERRED TAX ASSET

Deferred income taxes are provided for temporary differences between the financial reporting and income tax basis of the Company's assets and liabilities. Temporary differences, net operating loss carry forwards and valuation allowances comprising the net deferred taxes on the balance sheets is as follows:
                                                      November 30, 2007
                                                      -----------------
       Loss carry forward for tax purposes             $      349,000
                                                       ================
       Deferred tax asset (34%)                               118,660
       Valuation allowance                                   (118,660)
                                                       ----------------
       Net deferred tax asset                          $            0
                                                       ================

The Company does not believe that the realization of the related net deferred tax asset meets the criteria required by generally accepted accounting principles and, accordingly, the deferred income tax asset arising from such loss carry forward had been fully reserved.

NOTE K - RELATED PARTY TRANSACTIONS

The Company has loans payable due to related company entities. eCom eCom.com, Inc. is owed $100 for funds advanced to the Company for its operations.

                                      12
eSecureSoft Company
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE K - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the six months ended November 30, 2007 is approximately $21,250. The amounts due to American Capital were paid by the issuance of common stock at the end of the reporting period.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the nine month periods ended November 30, 2007 and 2006 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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

On June 22, 2007, the United States Securities & Exchange Commission ("SEC"), via SEC File No. S7-11-07 and through Release No. 33-8813, issued proposed revisions to Rule 144 and Rule 145 to Shorten Holding Period for Affiliates and Non-Affiliates from Two (2) Years To Six (6) Months To Facilitate Capital Raising For Smaller Companies. Comments from the public were due by September 4, 2007. The revision to Rule 144 was posted to the Federal Register on December 17, 2007, and will be effective on February 15, 2008.



                                     17
eSecureSoft Company
A Development Stage Enterprise

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

By waiting on clarification as to the outcome of the new SEC proposed 144 Rule, will reduce eighteen (18) months off the time that the 144 restriction may be removed; and will save significant SEC registration fee costs for each company.
Section 144 Private Placement shares will be automatically eligible for resale in six (6) months.

As a result, the company is seeking to raise Three Hundred Thousand ($300,000) U.S. Dollars through the issuance of a ten percent (10%) promissory note to be used to fund general corporate operations, including pursuing merger and acquisition opportunities. For each $25,000 purchased, the promissory note holder will receive ten (10) per cent interest, payable monthly plus Ten Thousand (10,000) $.01 cent warrants in the company.

In order to repay the promissory note, the Company plans to prepare a SEC 506 Regulation D Private Placement 144 Equity Offering.

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

RESULTS OF OPERATIONS
---------------------
Comparison of the six months ended November 30, 2007
with the six months ended November 30, 2007
-------------------------------------------------------------------

Revenue for the six month periods ended November 30, 2007 and November 30, 2007 was $0.

Cost of sales was $0 for both six month periods.

Operating expenses for the six months ended November 30, 2007 totaled $(51,156) compared to $(51,598) for the six months ended November 30, 2007. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

                                  18
eSecureSoft Company
A Development Stage Enterprise

As a result of the incurrence of the administrative expenses without the realization of revenues, the net loss for the six months ended November 30, 2007 was $(51,532) versus a net loss of $(51,598) recorded in the six months ended November 30, 2006.


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



                                   19


eSecureSoft Company
A Development Stage Enterprise

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

        None

ITEM 5. SUBSEQUENT EVENTS.

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:


                                    20

eSecureSoft Company
A Development Stage Enterprise

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

January 14, 2008                        By: /s/ Barney A. Richmond
                                                Barney A. Richmond,
                                                Chief Executive Officer

January 14, 2008                        By: /s/ Richard C. Turner
                                                Richard C. Turner,
                                                Chief Financial Officer

SIGNATURES AND CERTIFICATIONS

                                     21
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

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

Date: January 14, 2008

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

Date: January 14, 2008
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer

                                     23
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of ESECURESOFT COMPANY, a Florida corporation (the "Company"), on Form 10-QSB for the period ended November 30, 2007 as filed with the Securities and Exchange Commission (the "Report"), Barney
A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Barney A. Richmond

Barney A. Richmond
President
Date: January 14, 2008


/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: January 14, 2008


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