Form 10QSB
period 2008-02-29
eSecureSoft CO
filed 2008-04-15
CIK 1321511

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-QSB
      (Mark One)
      [X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

            For the quarterly period ended February 29, 2008


      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                   For the transition period from              to ___________

                              File Number 000-51416

                          Vanguard Energy Group, Inc.
                          (f/k/a eSecureSoft Company)
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date. [As of February 29, 2008 the issuer had 31,127,538 shares of common stock, $.01 Par Value, outstanding]

On March 3, 2005, eSecureSoft Company received Cusip Number: 296423 10 6 On March 23, 2005, eSecureSoft Company received CIK Number: 0001321511

(eSecureSoft Company changed its name to Vanguard Energy Group, Inc. on February 6, 2008.)
VANGUARD ENERGY GROUP, INC.
(f/k/a eSecureSoft Company)         FORM 10-QSB            February 29, 2008
A Development Stage Enterprise
                                       INDEX                     PAGE NO.
PART I                         FINANCIAL INFORMATION
ITEM 1  FINANCIAL STATEMENTS
          Report of Independent Registered Public Accounting Firm.... 3

          Balance Sheets:
           February 29, 2008 and May 31, 2007 ....................... 4

          Statements of Operations:
           Nine Months Ended February 29, 2008 and February 28, 2007 And from inception, November 21, 2003 through
           February 29, 2008 ........................................ 5

          Statements of Operations:
           Three Months Ended February 29, 2008
           And February 28, 2007 .................................... 6

          Statement of Changes in Shareholders' Equity from
           Inception May 31, 2005, through February 29, 2008 ........ 7

          Statement of Cash Flows
           Nine Months Ended February 29, 2008 and February 28, 2007 And from inception November 21, 2003 through
           February 29, 2008 ........................................ 8

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

                                   2
                    Wieseneck, Andres & Company, P.A.
                      Certified Public Accountants
                      772 U.S. Highway 1, Suite 100
                     North Palm Beach, Florida 33408
                             (561) 626-0400


Thomas B. Andres, C.P.A.*, C.V.A.                 FAX (561) 626-3453
Paul M. Wieseneck, C.P.A.
*Regulated by the State of Florida


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
Vanguard Energy Group, Inc.
A Development Stage Enterprise
Jupiter, Florida

We have reviewed the accompanying balance sheets of eSecureSoft Company, a Development Stage Enterprise, as of February 29, 2008 and May 31, 2007, and the related statements of operations for nine month periods ended February 29, 2008 and February 28, 2007 and from Inception, November 21, 2003, through February 29, 2008, the related statements of operations for three month periods ended February 29, 2008 and February 28, 2007, the statement of changes in stockholders' equity from November 21, 2003 through February 29, 2008 and the statement of cash flows for the nine month periods ended February 29, 2008 and February 28, 2007 and Inception, November 21, 2003 through February 29, 2008. These financial statements are the responsibility of the company's management.

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



/s/Wieseneck, Andres & Company, P.A.


North Palm Beach, Florida
April 15, 2008





                                      3
Vanguard Energy Group, Inc.
(f/k/a eSecureSoft Company)
A Development Stage Enterprise
BALANCE SHEETS
(UNAUDITED)
                                            FEB 29, 2008        MAY 31, 2007
                                           -------------        ------------
ASSETS
  Current Assets
    Cash and Cash Equivalents                $         5         $        64
    Prepaid Expense                                    -                   -
    Loan Receivable Related Parties                8,661               7,000
    Loan Receivable from Shareholders              1,294                   -
                                             -----------         -----------
       Total Current Assets                        9,960               7,064
                                             -----------         -----------
TOTAL ASSETS                                 $     9,960         $     7,064
                                             ===========         ===========

LIABILITIES & STOCKHOLDERS' EQUITY
  Liabilities
    Current Liabilities
      Accounts Payable                       $     9,417         $     8,049
      Loans Payable                                  100                  29
      Other Current Liabilities                   15,000                   0
                                             -----------         -----------
    Total Current Liabilities                     24,517               8,078
                                             -----------         -----------
  Total Liabilities                               24,517               8,078
                                             -----------         -----------
  Stockholders' Equity
    Common Stock $.01 par value:
    100 million shares authorized;
    Shares issued and outstanding:
    29,627,538 at February 29, 2008
    and 24,632,169 at May 31, 2007               296,275             246,321
    Paid-in Capital                               54,206              53,206
    Deficit Accumulated during
    the Development Stage                       (365,038)           (300,541)
                                              -----------         -----------
    Total Stockholders' Equity                   (14,557)             (1,014)
                                              -----------         -----------
TOTAL LIABILITIES
 & STOCKHOLDERS' EQUITY                      $     9,960         $     7,064
                                              ===========         ===========


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.







                                       4
Vanguard Energy Group, Inc.
(f/k/a eSecureSoft Company)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
AND FROM INCEPTION, NOVEMBER 21, 2003, THROUGH FEBRUARY 29, 2008
(UNAUDITED)
                                                             INCEPTION
                                                            NOV 21, 2003
                                                              THROUGH
                              FEB 29, 2008   FEB 28, 2007   FEB 29, 2008
                              ------------   ------------   ------------
Revenues
  Net Sales                    $         -    $         -    $         -
  Cost of Sales                          -              -              -
                              ------------   ------------   ------------
    Gross Profit                         -              -              -

Operating Expenses
  General and Administrative        63,712         66,172        361,349
  Interest Expense                     785              -          3,689
                              ------------   ------------   ------------
    Total Operating Expenses        64,497         66,172        365,038
                              ------------   ------------   ------------
    Loss from Operations           (64,497)       (66,172)      (365,038)
                              ------------   ------------   ------------
Net Loss                       $   (64,497)   $   (66,172)   $  (365,038)
                              ============   ============   ============

Basic and Diluted
  Net Loss per Common Share    $    (.002)   $    (.003)
                              ============   ============

Weighted Average Shares
            Outstanding         31,127,538     16,679,200
                              ============   ============


Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.
















                                      5
Vanguard Energy Group, Inc.
(f/k/a eSecureSoft Company)
A Development Stage Enterprise
STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(UNAUDITED)

                                  FEB 29, 2008      FEB 28, 2007
                                  ------------      ------------
Revenues
  Net Sales                       $         -       $        -
  Cost of Sales                             -                -
                                  ------------      ------------
    Gross Profit                            -                -

Operating Expenses
  General and Administrative           12,556            14,574
  Interest Expense                        409                -
                                  ------------      ------------
    Total Operating Expenses           12,965            14,574
                                  ------------      ------------
    Loss from Operations              (12,965)          (14,574)
                                  ------------      ------------
Net Loss                          $   (12,965)      $   (14,574)
                                  ============      ============

Basic and Diluted
  Net Loss per Common Share       $     (.001)      $     (.001)
                                  ============      ============

Weighted Average Shares
            Outstanding            31,127,538        19,023,919
                                  ============      ============



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.

















                                      6
Vanguard Energy Group, Inc.
(f/k/a eSecureSoft Company)
A Development Stage Enterprise
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
FROM  MAY 31, 2005, THROUGH FEBRUARY 29, 2008
(UNAUDITED)
                     Number    At Par    Add'l                    Total
                          of       Value   Paid In   Accumulated  Stockholder
                        Shares     $.01    Capital    (Deficit)      Equity
Balance,              ---------  --------  --------   ---------    ---------
  May 31, 2005        2,999,503  $ 29,995  $ 53,206  $ (92,375)    $ (9,174)

Convert Related Party
  Debt to Common
  Stock (See Note O)  8,006,556    80,066         -         -        80,066

Convert Professional
  Fees to Common
  Stock               1,000,000    10,000         -         -        10,000

Net Loss 2006                -         -          -   (105,814)    (105,814)

Convert Related Party
  Debt to Common Stock
  (See Note O)      11,776,110   117,760          -         -       117,760

Convert Professional
  Fees to Common Stock 850,000     8,500          -         -         8,500

Net Loss 2007                -         -          -   (102,352)    (102,352)
                      ---------  --------  --------  ---------    ---------
Balance
 May 31, 2007       24,632,169   246,321     53,206   (300,541)      (1,014)

Convert Related Party
 Debt to Common Stock
 (See Note O)        3,295,369    32,954      1,000          -       33,954

Convert Professional Fees
 to Common Stock     1,700,000    17,000          -          -       17,000

Net Loss 02/29/08            -         -          -    (64,497)     (64,497)
                      ---------  --------  --------  ---------    ---------
Balance
 February 29, 2008  29,627,538  $296,275   $ 54,206  $(365,038)   $ (14,557)
                      =========  ========  ========  =========    =========



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.





                                        7
Vanguard Energy Group, Inc.
(f/k/a eSecureSoft Company)
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
AND FROM INCEPTION, NOVEMBER 21, 2003, THROUGH FEBRUARY 29, 2008
(UNAUDITED)
                                                                 INCEPTION
                                                             NOVEMBER 21, 2003
                                                                  THROUGH
                                     FEB 29, 2008 FEB 28, 2007  FEB 29, 2008
                                      ----------  ----------     ----------
Cash Flows From Operating Activities
  Cash received from customers        $       -   $       -      $       -
  Cash paid to suppliers of goods
      and services                        (8,225)    (58,177)      (68,674)
  Income taxes paid                           -           -              -
                                      ----------  ----------     ----------
   Net Cash Flows Used in
       Operating Activities               (8,225)    (58,177)      (68,674)
                                      ----------  ----------     ----------

Cash Flows From Investing Activities      15,000           -        15,000
                                      ----------  ----------     ----------
   Net Cash Flows Provided by
  (Used in) Investing Activities          15,000          -         15,000

Cash Flows From Financing Activities
  Sale of Common Stock                       38      84,641         25,038
  Proceeds of loans from shareholders
   and related company                      178           -         42,890
  Repayment of loans from shareholders        -     (22,572)             -
  Repayment of loans - related company      (50)     (3,396)        (5,250)
  Loans to related company               (6,999)          -         (8,999)
                                      ----------  ----------     ----------
   Net Cash Flows Provided By
       (Used In) Financing Activities    (6,833)     58,673         53,679
                                      ----------  ----------     ----------
Net Increase / (Decrease) in Cash           (58)        496              5

Cash and Cash Equivalents at
 Beginning of Period                         64          44              0
                                      ----------  ----------     ----------
Cash and Cash Equivalents at
 End of Period                        $       5   $     540      $       5
                                      ==========  ==========     ==========



Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.





                                        8
Vanguard Energy Group, Inc.
(f/k/a eSecureSoft Company)
A Development Stage Enterprise
STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED
FEBRUARY 29, 2008 AND FEBRUARY 28, 2007
(UNAUDITED)

Reconciliation of Net Loss to Net Cash Flows Used in Operating Activities


                                              Feb 29, 2008       Feb 28, 2007
                                              ------------       ------------
  Net Income (Loss)                           $   (64,497)       $   (66,172)

  Add items not requiring outlay of cash:
   Depreciation and amortization                        -                  -
   Convert related party debt to equity            37,904                  -
   Convert account payable to equity                    -                  -
   Convert professional fees to equity             17,000                  -

 Cash was increased by:
   Decrease in prepaid assets                           -              5,000
   Increase in accounts payable                     1,368              2,995

 Cash was decreased by:
   Increase in prepaid assets                           -                  -

                                              ------------       ------------
      Net Cash Flows Used in
       Operating Activities                   $    (8,225)       $   (58,177)
                                              ============       ============















Read accompanying summary of accounting policies, notes to financial statements and independent accountants' review report.






                                        9

Vanguard Energy Group, Inc.
(f/k/a eSecureSoft Company)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

On February 6, 2008 the Board of Directors voted to change the name of the company to Vanguard Energy Group, Inc.

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

DEPRECIATION
Property and equipment will be recorded at cost and depreciated over the estimated useful lives of the related assets. Depreciation will be computed using the straight-line method.
                                     10
Vanguard Energy Group, Inc.
(f/k/a eSecureSoft Company)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

NOTE D - PREPAID EXPENSES

The Company has prepaid expenses at February 29, 2008 and May 31, 2007 in the amount of $0 and $0 which consist of professional consulting fees paid in advance.

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

NOTE H - INCOME TAXES

No provision for federal and state income taxes has been recorded because the Company has incurred net operating losses since inception. The Company's net operating loss carryforward as of February 29, 2008 totals approximately $349,000. These carry forwards, which will be available to offset future
                                      11
Vanguard Energy Group, Inc.
(f/k/a eSecureSoft Company)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE H - INCOME TAXES (CONTINUED)

taxable income, expire beginning in 2024. The Company accounts for income taxes in accordance with FASB Statement No. 109, Accounting for Income Taxes (FASB
109). Under FASB 109, income taxes are provided for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related to certain income and expenses recognized in different periods for financial and income tax reporting purposes. Deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes also are recognized for operating losses and tax credits that are available to offset future taxable income and income taxes, respectively. A valuation allowance is provided if it is more likely than not that some or all of the deferred tax asset will not be realized. See Note J.

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
                                                      February 29, 2008
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

NOTE K - RELATED PARTY TRANSACTIONS

The Company has loans payable due to related company entities. eCom eCom.com, Inc. is owed $100 for funds advanced to the Company for its operations.
                                      12
Vanguard Energy Group, Inc.
(f/k/a eSecureSoft Company)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE K - RELATED PARTY TRANSACTIONS (CONTINUED)

The Company is allocated certain expenses such as rent, travel and office & administrative that are paid on behalf of the Company by American Capital Holdings, Inc., a company that is related to the Company by mutual stockholders and directors. The total of expenses allocated to the Company in the six months ended February 29, 2008 is approximately $25,875. The amounts due to American Capital were paid by the issuance of common stock at the end of the reporting period.

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

Statement of Financial Accounting Standards No. 153, Exchanges of Nonmonetary Assets, was issued in December 2004. The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result
of the exchange.                   13
Vanguard Energy Group, Inc.
(f/k/a eSecureSoft Company)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

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

Statement of Financial Accounting Standards No. 156, Accounting for Servicing of Financial Assets, was issued in March 2006. This Statement requires an entity to recognize a servicing asset, a contract to service financial assets under which the estimated future revenues from contractually specified servicing fees, late charges, and other ancillary revenues are expected to more than adequately compensate the servicer for performing the servicing, or servicing liability, a
                                     14
Vanguard Energy Group, Inc.
(f/k/a eSecureSoft Company)
A Development Stage Enterprise
NOTES TO FINANCIAL STATEMENTS

NOTE M - RECENT ACCOUNTING PRONOUNCEMENTS - (CONTINUED)

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

NOTE N - COMMON STOCK

American Capital Holdings, Inc., a related company in that it was also a company spun off from eCom eCom.com, Inc., acquired 2.5 million shares of eSecureSoft Company common stock on May 31, 2005 for $25,000. American Capital Holdings, Inc. distributed the 2.5 million common shares to its shareholders in the form of a dividend. The 8,006,556 common shares distributed to American Capital Holdings as partial payment of its accounts payable were also distributed to the stockholders, prorata, of American Capital Holdings on August 7, 2006, see Note O. By definition, Vanguard Energy Group, Inc. is not a wholly owned subsidiary of American Capital Holdings, Inc. in that American Capital Holdings does not directly or indirectly own over fifty (50) percent of the outstanding voting shares of Vanguard Energy Group, Inc..

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









                                      15

Vanguard Energy Group, Inc.
(f/k/a eSecureSoft Company)
A Development Stage Enterprise

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the accompanying financial statements for the nine month periods ended February 29, 2008 and February 28, 2007 and the Form 10-KSB for the fiscal year ended May 31, 2007.

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

On November 29, 2004, an involuntary petition was filed against eCom eCom.com, Inc. under Chapter 11 Title 11, of the United States Bankruptcy Code. Thereafter, an order for relief was entered by the United States Bankruptcy Court on May 16, 2005. On June 2, 2005, the shares of the Spin-Off Company were distributed to eCom shareholders of record, as of May 27, 2005. Subsequent
                                      16
Vanguard Energy Group, Inc.
(f/k/a eSecureSoft Company)
A Development Stage Enterprise

ITEM 2. MANAGEMENT'S DISCUSSION AND COMPARISON OF RESULTS OF OPERATIONS (CONTINUED)

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

A transcript of the March 12, 2007 confirmation hearing is attached as Exhibit
99.3. The Order Confirming the First Amended Joint Plan of Reorganization of Debtor and American Capital Holdings, Inc. as Modified was signed by Judge Friedman on March 23, 2007 and is attached as Exhibit 99.4. This order may also be viewed at the eCom website www.ecomecom.net under the bankruptcy link. A post confirmation status conference is scheduled for Monday September 10, 2007 at 2:30 PM at 1515 North Flagler Drive, Room 801, West Palm Beach, FL

On March 31, 2008 Joint Plan Proponent American Capital Holdings, Inc. and Debtor, eCom eCom.com, Inc. ("Proponents") received a March 28, 2008 United States Southern District of Florida Bankruptcy Court Order Granting Debtor-In-Possession's Motion For Final Decree Closing Case (C.P. #361) and Final Decree issued by the Honorable Paul G. Hyman, Jr. which closed eCom's successful Plan of Reorganization in re: Case No. 04-35435-BKC-PGH.

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


                                     17

Vanguard Energy Group, Inc.
(f/k/a eSecureSoft Company)
A Development Stage Enterprise

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

The new SEC 144 Rule will reduce eighteen (18) months off the time that the 144 restriction may be removed; and saves significant SEC registration fee costs for each company. This rule adopted by the SEC on December 15, 2007 assures that, 144 Private Placement shares will be automatically eligible for resale in six
(6) months.

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

Repayment of the promissory note will come from the following intended sources:
The SEC 144 Six (6) Month Rule was adopted on December 15, 2007 becoming effective on February 15, 2007. The Company plans to prepare a SEC 506 Regulation D Private Placement 144 Equity Offering. The proceeds of this proposed 506 Regulation D Private Placement will be used to repay this credit facility.

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

RESULTS OF OPERATIONS
---------------------
Comparison of the nine months ended February 29, 2008
with the nine months ended February 28, 2007
-------------------------------------------------------------------
                                  18
Vanguard Energy Group, Inc.
(f/k/a eSecureSoft Company)
A Development Stage Enterprise

Revenue for the nine month periods ended February 29, 2008 and February 28, 2007 was $0.

Cost of sales was $0 for both nine month periods.

Operating expenses for the nine months ended February 29, 2008 totaled $(64,497) compared to $(66,172) for the nine months ended February 28, 2007. These charges consisted of general and administrative expenses which declined from the prior year period because costs associated with bringing the Company current with certain administrative requirements, including SEC filings, were greater during the prior year time period.

As a result of the incurrence of the administrative expenses without the realization of revenues, the net loss for the nine months ended February 29, 2008 was $(64,497) versus a net loss of $(66,172) recorded in the nine months ended February 29, 2008.

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

                                   19
Vanguard Energy Group, Inc.
(f/k/a eSecureSoft Company)
A Development Stage Enterprise

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

        None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        None

                                    20
Vanguard Energy Group, Inc.
(f/k/a eSecureSoft Company)
A Development Stage Enterprise


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

  99.3 Transcript of March 12, 2007 Confirmation Hearing of debtor eCom eCom.com, Inc. (1)

  99.4 Order dated March 23, 2007 confirming the First Amended Joint Plan of Reorganization of Debtor and American
            Capital Holdings Inc. (2)

        (1) Incorporated by reference to Form 10-QSB for the quarter ended November 30, 2006. (SEC accession number 0001321511-07-000003)

        (2) Incorporated by reference to Form 10-QSB for the quarter ended February 28, 2007. (SEC accession number 0001321511-07-000004)


(b)  Reports on Form 8-K:

                        None






                                  21

 Vanguard Energy Group, Inc.
(f/k/a eSecureSoft Company)
A Development Stage Enterprise

                             SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunder duly authorized.

April 14, 2008                         By: /s/ Barney A. Richmond
                                                Barney A. Richmond,
                                                Chief Executive Officer

April 14, 2008                         By: /s/ Richard C. Turner
                                                Richard C. Turner,
                                                Chief Financial Officer



                        SIGNATURES AND CERTIFICATIONS



































                                   22
EXHIBIT 31.1
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Barney A. Richmond, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Vanguard Energy Group, Inc.

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

Date: April 15, 2008
/s/ Barney A. Richmond
Barney A. Richmond
President
                                     23
EXHIBIT 31.2
CERTIFICATION REQUIRED UNDER SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Richard C. Turner, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Vanguard Energy Group, Inc.

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

Date: April 15, 2008
/s/ Richard C. Turner
Richard C. Turner
Chief Financial Officer
                                     24
EXHIBIT 32

CERTIFICATIONS OF CEO AND CFO PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT

CERTIFICATION PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Registration Statement of Vanguard Energy Group, Inc. (f/k/a/ eSecureSoft Company), a Florida corporation (the "Company"), on Form 10-QSB for the period ended February 29, 2008 as filed with the Securities and Exchange Commission (the "Report"), Barney A. Richmond, President of the Company, and Richard C. Turner, Chief Financial Officer of the Company, respectively, do each hereby certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C 1350, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d)of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.




/s/ Barney A. Richmond

Barney A. Richmond
President
Date: April 15, 2008


/s/ Richard C. Turner

Richard C. Turner
Chief Financial Officer
Date: April 15, 2008


[A signed original of this written statement required by Section 906 has been provided to Vanguard Energy Group, Inc. and will be retained by eSecureSoft Company and furnished to the Securities and Exchange Commission or its staff upon request.]

The Securities and Exchange Commission has not approved or disapproved of this Form 10-QSB nor has it passed upon its accuracy or adequacy.